Form 10-Q
period 1996-06-29
BELL & HOWELL CO
filed 1996-08-06
CIK 899596

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended                Commission file number
    June 29, 1996                           33-59994


                     BELL & HOWELL COMPANY
     (Exact Name of Registrant as Specified in its Charter)

          Delaware                         36-3875177
(State or Other Jurisdiction of        (I.R.S. Employer
 Incorporation or Organization)        Identification No.)

5215 Old Orchard Road, Skokie, Illinois          60077-1076
(Address of Principal Executive Offices)         (Zip Code)

Registrant's telephone number, including area code (847) 470-7660

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                        ---       ---
     The number of shares of the Registrant's Common Stock, $.001 par value, outstanding as of August 5, 1996 was 18,295,337.

                        TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                               Page

  Item 1.  Financial Statements

            Consolidated Statements of Operations for
             the Thirteen and Twenty-Six Weeks Ended
             July 1, 1995 and June 29, 1996 ...............    1

            Consolidated Balance Sheets - Assets at
             December 30, 1995 and June 29, 1996 ..........    2

            Consolidated Balance Sheets - Liabilities
             and Shareholders' Equity at December 30, 1995
             and June 29, 1996 ............................    3

            Consolidated Statements of Cash Flows for
             the Twenty-Six Weeks Ended July 1, 1995 and
             June 29, 1996 ................................    4

            Notes to the Consolidated Financial
             Statements ...................................    5

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
            Operations ....................................    8


PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings ..............................   13

  Item 6.  Exhibits and Reports on Form 8-K ...............   13


SIGNATURE PAGE ............................................   14

                        Bell & Howell Company and Subsidiaries
                        Consolidated Statements of Operations
               (Dollars and shares in thousands, except per share data)
                                      (Unaudited)
                                          Thirteen Weeks               Twenty-Six Weeks
                                                 Ended                        Ended
                                         ---------------------       ---------------------
                                          July 1,      June 29,       July 1,      June 29,
                                           1995         1996           1995         1996
                                         --------     --------       --------      --------
Net sales                               $ 190,119    $ 213,973      $ 377,184    $ 415,065

Operating costs and expenses:
Cost of sales                             120,129      139,519        241,479      269,412
Research and development                    7,199        8,523         14,659       16,454
Selling and administrative                 47,752       48,426         93,257       97,529
                                         --------     --------       --------      -------
Total operating costs and expenses        175,080      196,468        349,395      383,395

Operating income                           15,039       17,505         27,789       31,670
Net interest expense:
Interest (income)                          (3,733)      (3,994)        (7,453)      (8,266)
Interest expense                           16,934       15,794         34,086       31,008
                                         --------     --------       --------     --------
Net interest expense                       13,201       11,800         26,633       22,742
Earnings before income taxes
 and extraordinary items                    1,838        5,705          1,156        8,928

Income tax expense                            840        2,361            641        3,731
                                         --------     --------       --------     --------
Earnings before extraordinary items           998        3,344            515        5,197
Extraordinary losses                       (3,219)      (2,585)        (3,219)      (2,585)
                                         --------     --------       --------     --------
Net earnings (loss)                     $  (2,221)   $     759      $  (2,704)   $   2,612
                                         ========     ========       ========     ========
Net earnings (loss) per common share:
 Primary:
  Earnings before extraordinary items   $    0.06    $    0.18      $    0.04    $    0.28
  Extraordinary losses                      (0.20)       (0.14)         (0.22)       (0.14)
                                         --------     --------       --------     --------
  Net earnings (loss) per common share  $   (0.14)   $    0.04      $   (0.18)   $    0.14
                                         ========     ========       ========     ========
 Fully Diluted:
  Earnings before extraordinary items   $    0.06    $    0.18      $    0.04    $    0.28
  Extraordinary losses                      (0.20)       (0.14)         (0.22)       (0.14)
                                          -------     --------       --------     --------
  Net earnings (loss) per common share  $   (0.14)   $    0.04      $   (0.18)   $    0.14
                                         ========     ========       ========     ========
Average number of common shares and
 equivalents outstanding:
  Primary                                  16,351       18,636         14,840       18,601
  Fully Diluted                            16,351       18,636         14,840       18,626

             The accompanying Notes to the Consolidated Financial Statements are an
                              integral part of these statements.

                               -1-

                         Bell & Howell Company and Subsidiaries
                              Consolidated Balance Sheets
                                 (Dollars in thousands)

                                        Assets

                                                  December 30,     June 29,
                                                      1995           1996
                                                  -----------     -----------
                                                   (Audited)      (Unaudited)
Current assets:
Cash and cash equivalents                         $   7,262       $  10,140
Accounts receivable, less allowance for
 doubtful accounts of $4,406 and $5,096,
 respectively                                       181,247         150,122
Inventory                                           105,918         138,373
Other current assets                                 11,768          12,674
                                                   --------        --------
Total current assets                                306,195         311,309

Property, plant and equipment, at cost              316,036         330,816
Accumulated depreciation                           (171,057)       (184,159)
                                                   --------        --------
Net property, plant and equipment                   144,979         146,657

Long-term receivables                                57,062          48,605
Goodwill, net of accumulated amortization           133,422         152,474
Other assets                                         40,483          39,390
                                                   --------        --------
Total assets                                      $ 682,141       $ 698,435
                                                   ========        ========





     The accompanying Notes to the Consolidated Financial Statements are an
                       integral part of these statements.





                               -2-

                         Bell & Howell Company and Subsidiaries
                              Consolidated Balance Sheets
                                 (Dollars in thousands)

                          Liabilities and Shareholders' Equity
                                                      December 30,   June 29,
                                                          1995         1996
                                                      -----------  -----------
                                                       (Audited)   (Unaudited)
Current liabilities:
Notes payable                                          $  14,939    $  11,438
Current maturities of long-term debt                      14,707        1,469
Accounts payable                                          65,444       60,947
Accrued expenses                                          81,717       78,113
Deferred income                                          176,351      147,845
Accrued income taxes                                       6,539        1,870
                                                        --------     --------
Total current liabilities                                359,697      301,682

Long-term liabilities:
Long-term debt                                           465,230      536,940
Other liabilities                                         46,686       47,815
                                                        --------     --------
Total long-term liabilities                              511,916      584,755

Shareholders' equity (deficit):
Common Stock, $.001 par value, 18,336,206 shares
 issued and 18,329,117 shares outstanding at
 December 30, 1995, and 18,340,223 shares issued
 and 18,305,337 shares outstanding at
 June 29, 1996                                                18           18
Capital surplus                                              328          863
Notes receivable from executives                          (2,054)      (1,404)
Retained earnings (deficit)                             (188,921)    (186,309)
Cumulative foreign exchange translation adjustments        1,187          (30)
Treasury stock                                               (30)      (1,140)
                                                        --------     --------
Total shareholders' equity (deficit)                    (189,472)    (188,002)

Commitments and contingencies                                 --           --
                                                        --------     --------
Total liabilities and shareholders' equity (deficit)   $ 682,141    $ 698,435
                                                        ========     ========



     The accompanying Notes to the Consolidated Financial Statements are an
                       integral part of these statements.

                               -3-

                       Bell & Howell Company and Subsidiaries
                        Consolidated Statements of Cash Flows
                                (Dollars in thousands)
                                     (Unaudited)
                                                            Twenty-Six Weeks
                                                                 Ended
                                                     -----------------------------
                                                       July 1,            June 29,
                                                        1995                1996
                                                      --------            --------
Operating activities:
Net earnings (loss)                                  $ (2,704)            $  2,612
Depreciation and amortization                          22,762               23,791
Debt accretion                                         11,740               12,252
Changes in operating assets and liabilities:
Accounts receivable                                    23,294               29,994
Inventory                                             (17,410)             (33,293)
Other current assets                                     (744)              (1,052)
Long-term receivables                                     466                8,457
Income taxes                                           (2,355)              (5,239)
Accounts payable                                       (3,782)              (4,625)
Accrued expenses                                      (15,510)              (5,193)
Deferred income and other long-term liabilities       (24,442)             (26,361)
Other, net                                               (384)                (700)
                                                      -------              -------
Net cash provided (used) by operating activities       (9,069)                 643

Investing activities:
Expenditures for property, plant and equipment        (22,797)             (20,384)
Acquisitions                                           (2,330)             (19,718)
                                                      -------              -------
Net cash used by investing activities                 (25,127)             (40,102)

Financing activities:
Proceeds from short-term debt                          10,980                9,224
Repayment of short-term debt                           (8,973)             (12,235)
Proceeds from long-term debt                           42,973              192,050
Repayment of long-term debt                           (92,040)            (146,602)
Proceeds from Common Stock, net                        72,215                   25
                                                      -------              -------
Net cash provided by financing activities              25,155               42,462


Effect of exchange rate changes on cash                  (255)                (125)
                                                      -------              -------
Increase (decrease) in cash and cash equivalents       (9,296)               2,878

Cash and cash equivalents, beginning of period         16,174                7,262
                                                      -------              -------
Cash and cash equivalents, end of period             $  6,878             $ 10,140
                                             ======            ======

     The accompanying Notes to the Consolidated Financial Statements are an
                       integral part of these statements.

                           -4-

             Bell & Howell Company and Subsidiaries

          Notes to the Consolidated Financial Statements

                      (Dollars in thousands)


Note 1 - Basis of Presentation

     Bell & Howell Company, formerly Bell & Howell Holdings Company, is a holding company, the primary assets of which are all of the issued and outstanding shares of Common Stock and the Intercompany Preferred Stock of Bell & Howell Operating Company, formerly Bell & Howell Company. Bell & Howell Company conducts business through Bell & Howell Operating Company and has no operations of its own.

     The consolidated financial statements include the accounts of Bell & Howell Company and its subsidiaries (collectively the "Company") and have been prepared without independent audit, except for the balance sheet data as of December 30, 1995. Certain prior year amounts have been reclassified to conform with the 1996 presentation.

     In the opinion of the Company's management, the consolidated financial statements include all adjustments necessary to present fairly the information required to be set forth therein, and such adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company's management believes, however, that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in Bell & Howell Company's annual report for the year ended December 30, 1995.

Note 2 - Significant Accounting Policies

     Net Earnings (Loss) per Common Share. Net earnings (loss) per common share are determined by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. If dilutive, stock options are included as common stock equivalents.

     Inventory. The Company uses the last-in, first-out (LIFO) method of valuing the majority of its domestic inventory. Use of the LIFO method is predicated on a determination of inventory quantities and costs at the end of each fiscal year, and therefore interim determinations of LIFO inventory values and results of operations are by necessity based on management's estimates of expected year-end inventory quantities and costs. The excess of replacement cost over the LIFO values of inventory was $4,413 at December 30, 1995 and June 29, 1996.


Note 3 - Public Equity Offering/Supplementary Earnings Per Share Data

    In May 1995, the Company completed its initial public offering of 5,000,000 shares of Common Stock (which were issued at $15.50 per share), the net proceeds of which were used to retire $50,000 of the 10 3/4% Senior Subordinated Notes and to prepay $17,628 of term loans under the Credit Agreement.

     The following supplementary 1995 pro forma earnings per share data assumes that the initial public offering of the 5,000,000 shares of Common Stock occurred at the beginning of the year.

                               Thirteen Weeks       Twenty-six weeks
                                        Ended                  Ended
                                     July 1, 1995           July 1, 1995
                                   ----------------      -----------------
   Net earnings before
     extraordinary items                 $ .09                 $ .13

   Extraordinary losses                     --                  (.18)
                                          ----                  ----
   Net earnings (loss) per
     common share                        $ .09                 $(.05)
                                          ====                  ====

Note 4 - Credit/Lease Receivable Sales Agreements

     In April 1996, the Company amended its Credit Agreement. Under the terms of the amendment, the Company increased its revolving credit facility to $275,000, reduced its interest rate and extended the maturity on all outstanding Credit Agreement borrowings (to April 2001).

     In May 1996, Bell & Howell Acceptance Corporation ("BHAC"), the Company's financing subsidiary, entered into a new receivable sales agreement under which the buyer commits to purchase new lease receivables. There is no recourse to BHAC or to the Company after the sale of lease receivables pursuant to the agreement.


Note 5 - Extraordinary Losses

     The extraordinary losses of $2,585 ($4,039 pretax) in the second quarter of 1996 were comprised of the debt repurchase premium and write-off of unamortized debt issuance costs associated with the retirement of $17,920 of the 10 3/4% Senior Subordinated Notes and $34,158 (accreted value) of the 11 1/2% Senior Discount Debentures, which were redeemed with proceeds from the amended Credit Agreement.

     The extraordinary losses of $3,219 ($5,030 pretax) in the second quarter of 1995 were comprised of the debt repurchase premium and write-off of unamortized debt issuance costs associated with the retirement of $50,000 of the 10 3/4% Senior Subordinated Notes and the write-off of unamortized debt issuance costs associated with the prepayment of $17,628 of term loans under the Credit Agreement, both of which reflect the application of the net proceeds from the initial public equity offering.

Item 2.
- - - ------

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          ---------------------------------------------

     This section should be read in conjunction with the Consolidated Financial Statements of Bell & Howell Company and
Subsidiaries (collectively the "Company") and the notes thereto included in the annual report for the year ended December 30, 1995.


Results of Operations
- - - ---------------------

First Half 1996 Compared to First Half 1995
- - - -------------------------------------------

     The Company's net sales increased $37.9 million, or 10%, to $415.1 million in the first half of 1996.

     Information Access net sales increased $9.3 million, or 4%, to $218.6 million in the first half of 1996. Within the Information Access businesses, the Company focuses on providing its customers solutions to their information access needs. UMI focuses on the education and library market as well as the business desktop user market. PSC focuses on the transportation vehicle market. Information Management's primary focus is on the financial services market, while additionally supplying technologically advanced digital paper scanners to other markets. UMI's net sales increased $4.2 million, or 6%, to $81.0 million due to a growing electronic subscription base, which continued to reflect high renewal rates on existing products and new product placements. Sales of electronic content increased 18% over the prior year as customers increasingly demand electronic information solutions. The increase in electronic content sales in the first half of 1996 was tempered by a "strategic pause" in the market as customers are evaluating alternative information distribution modes. Net sales of microfilm and paper products increased slightly over the prior year as increased pricing more than offset lower unit volumes, as certain customers migrated to these electronic product offerings. PSC's net sales increased $6.6 million, or 16%, to $47.8 million due to strong replacement and add-on/upgrade sales related to previously placed electronic parts catalogs to automotive dealerships, and increased sales of dealer management systems and electronic parts catalogs to powersports dealerships. Information Management net sales decreased $1.5 million, or 2%, to $89.8 million as increased worldwide sales of digital paper scanners were more than offset by lower microfilm product sales which were impacted by a sales force reduction (reflecting a shift to directly serving only the financial services market in the U.S.).

     Mail-Processing Systems net sales increased $28.6 million, or 17%, to $196.5 million in the first half of 1996. Sales of commercial mail processing systems increased $22.8 million or 16%, to $165.3 million reflecting strong market demand for inserting and sorting systems both domestically and abroad, and increased service revenue (due to both an expanding customer base serviced and improved pricing). Sales of commercial sorting equipment (which represent 12% of new equipment sales) increased $3.7 million, or 48%, to $11.3 million in the first half of 1996 as the recently approved U.S. Postal Service guidelines governing the operating requirements to qualify for incentives to bar code and presort mail (which became effective July 1, 1996) have created a more favorable environment for customers to invest in advanced sorting automation technology. Sales of customized mail automation equipment/services to governmental postal authorities increased $5.8 million, or 23%, to $31.2 million primarily as a result of a production contract for the German Postal service.

     The Company's cost of sales increased $27.9 million, or 12%, to $269.4 million in the first half of 1996. The gross profit (net sales less cost of sales) percentage of 35.1% in the first half of 1996 decreased .9% percentage points from the prior year resulting from a shift in sales mix (as the growth rate in lower gross margin percentage Mail Processing Systems revenues exceeded the growth rate in higher gross margin percentage Information Access revenues), which more than offsets the impact of improved manufacturing productivity and increased pricing.

     Research and development expense increased $1.8 million, or 12%, to $16.5 million in the first half of 1996 as the Company continued to increase its investment in new product offerings.

Such increase primarily related to increased investment to develop higher technology mail processing systems/software and to develop enhanced versions of digital paper scanners. The Company has continually positioned itself to take advantage of new product/technology opportunities (with an increased emphasis on software solutions and electronic products) in each of its businesses.

     Selling and administrative expense increased $4.3 million, or 5%, to $97.5 million in the first half of 1996 reflecting the Company's increased investment in sales and marketing resources as well as increased distribution costs associated with the higher sales volumes. The ratio of selling and administrative expense to net sales of 23.5% in the first half of 1996 improved by 1.2 percentage points versus the prior year as a result of expense leveraging initiatives.

     EBITDA (defined as operating income plus depreciation and amortization) increased $5.6 million, or 12%, to $53.3 million in the first half of 1996 resulting from the higher sales level and leveraged operating costs and expenses. Operating income increased $3.9 million, or 14%, to $31.7 million in the first half of 1996.

     Information Access EBITDA increased $2.4 million, or 6%, to $42.6 million in the first half of 1996. This increase resulted from the higher sales volumes, an improved gross profit percentage reflecting a sales mix emphasizing the Company's more profitable products (i.e., a greater proportion of revenues related to software and publishing and a lower proportion of revenues related to the sale of hardware), and the profitability improvement resulting from the domestic refocusing of the Information Management sales force on the financial services market. Information Access operating income increased $1.3 million, or 5%, to $25.1 million in the first half of 1996.

     Mail-Processing Systems EBITDA increased $4.0 million, or 31%, to $17.2 million in the first half of 1996. The increase resulted from the increased sales volume and leveraged operating costs and expenses, which included the increased investment in research and development for higher technology mail processing systems/software. Mail-Processing Systems operating income increased $3.4 million, or 35%, to $13.4 million in the first half of 1996.

     Corporate expenses (excluding depreciation and amortization) increased $0.8 million, or 14%, to $6.5 million in the first half of 1996, reflecting inflationary cost increases and costs associated with both increased corporate senior management and becoming a publicly traded Company.

     Net interest expense decreased $3.9 million, or 15%, to $22.7 million in the first half of 1996, primarily reflecting the reduction in interest costs resulting from the initial public equity offering (the net proceeds of which were used to retire $50.0 million of the 10 3/4% Senior Subordinated Notes and to prepay $17.6 million of term loans under the Credit Agreement). Net interest expense was further reduced by the repurchase in the second quarter of 1996 of $17.9 million of the 10 3/4% Senior Subordinated Notes and $34.2 million (accreted value) of the 11 1/2% Senior Discount Debentures, which were redeemed with proceeds from the amended Credit Agreement. Net interest income of Bell & Howell Acceptance Corporation, the Company's financing subsidiary, increased $1.0 million to $3.4 million in the first half of 1996 due to growth in the lease receivables portfolio.

     Income tax expense increased in the first half of 1996 as a result of a higher level of pretax profit in the current year.

     The extraordinary losses of $2.6 million ($4.0 million pretax) in the second quarter of 1996 were comprised of the debt repurchase premium and write-off of unamortized debt issuance costs associated with the aforementioned repurchase and retirement of the 10 3/4% Senior Subordinated Notes and the 11 1/2% Senior Discount Debentures. The extraordinary losses of $3.2 million ($5.0 million pretax) in the second quarter of 1995 were comprised of the debt repurchase premium and write-off of unamortized debt issuance costs associated with the retirement of $50.0 million of the 10 3/4% Senior Subordinated Notes and the write-off of unamortized debt issuance costs associated with the prepayment of $17.6 million of term loans under the Credit Agreement, both of which reflect the application of the net proceeds from the initial public equity offering.

     Cash provided by operations was $.6 million in the first half of 1996 versus cash used by operations of $9.1 million in the first half of 1995. The improved cash flow in the first half of 1996 primarily results from the $5.6 million increase in EBITDA. The Company operates with a negative/minimal working capital level principally as a result of substantial customer prepayments for both annual service contracts in each of the business segments and subscriptions in the Information Access business segment.

     As a result of continued capital expenditures, acquisitions (primarily the acquisition of Protocorp International, Inc.), the seasonal nature of the Company's cash collections and disbursements and continued interest accretion on the 11 1/2% Senior Discount Debentures, debt (net of cash and cash equivalents) increased by $52.1 million to $539.7 million in the first half of 1996.

Part II.  Other Information
- - - ---------------------------


Item 1.  Legal Proceedings.
- - - ------   -----------------

     The Company is involved in various legal proceedings incidental to its business. Management believes that the outcome of such proceedings will not have a material adverse effect upon the consolidated operations or financial condition of the Company.


Item 6.  Exhibits and Reports on Form 8-K.
- - - ------   --------------------------------

  (a)  Exhibits:

       Index Number             Description
       ------------             ----------------------------

         (11.1)                 Computation of Earnings (Loss)
                                Per Common Share



  (b)  Reports on Form 8-K.

       No reports on Form 8-K were filed for the thirteen weeks ended June 29, 1996.

                            SIGNATURES
                            ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 5, 1996                    BELL & HOWELL COMPANY





                                   William J. White
                                   William J. White
                                   Chairman of the Board, Chief
                                   Executive Officer and Director




                                   Nils A. Johansson
                                   Nils A. Johansson
                                   Executive Vice President,
                                   Chief Financial Officer
                                   and Director