Form 10-Q
period 1996-09-28
BELL & HOWELL CO
filed 1996-11-12
CIK 899596

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended                Commission file number
 September 28, 1996                         33-59994


                     BELL & HOWELL COMPANY
     (Exact Name of Registrant as Specified in its Charter)

          Delaware                         36-3875177
(State or Other Jurisdiction of        (I.R.S. Employer
 Incorporation or Organization)        Identification No.)

5215 Old Orchard Road, Skokie, Illinois          60077-1076
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
     The number of shares of the Registrant's Common Stock, $.001 par value, outstanding as of November 11, 1996 was 18,300,685.

                        TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                               Page

  Item 1.  Financial Statements

            Consolidated Statements of Operations for
             the Thirteen and Thirty-Nine Weeks Ended
             September 30, 1995 and September 28, 1996 ....     1

            Consolidated Balance Sheets - Assets at
             December 30, 1995 and September 28, 1996 .....     2

            Consolidated Balance Sheets - Liabilities
             and Shareholders' Equity at December 30, 1995
             and September 28, 1996 .......................     3

            Consolidated Statements of Cash Flows
            for the Thirty-Nine Weeks Ended September 30, 1995
            and September 28, 1996 ........................     4

            Notes to the Consolidated Financial
             Statements ...................................     5

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations ....................................     8


PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings ..............................    13

  Item 6.  Exhibits and Reports on Form 8-K ...............    13


SIGNATURE PAGE ............................................    14

                       Bell & Howell Company and Subsidiaries
                        Consolidated Statements of Operations
               (Dollars and shares in thousands, except per share data)
                                      (Unaudited)
                                                  Thirteen Weeks              Thirty-Nine Weeks
                                                         Ended                        Ended
                                                 ----------------------      ----------------------
                                                  Sept. 30,   Sept. 28,       Sept. 30,    Sept. 28,
                                                   1995         1996           1995          1996
                                                 --------     --------       --------      --------
Net sales                                       $ 203,009    $ 218,840      $ 580,193     $ 633,905
Operating costs and expenses:
Cost of sales                                     127,958      140,995        369,437       410,407
Research and development                            7,704        9,492         22,363        25,946
Selling and administrative                         48,475       47,971        141,732       145,500
                                                 --------     --------       --------       -------
Total operating costs and expenses                184,137      198,458        533,532       581,853

Operating income                                   18,872       20,382         46,661        52,052
Net interest expense:
Interest (income)                                  (3,193)      (5,410)       (10,646)      (13,676)
Interest expense                                   15,402       15,832         49,488        46,840
                                                 --------     --------       --------      --------
Net interest expense                               12,209       10,422         38,842        33,164
Earnings before income taxes
 and extraordinary items                            6,663        9,960          7,819        18,888
Income tax expense                                  2,828        5,137          3,469         8,868
                                                 --------     --------       --------      --------
Earnings before extraordinary items                 3,835        4,823          4,350        10,020
Extraordinary losses                                   --           --         (3,219)       (2,585)
                                                 --------     --------       --------      --------
Net earnings                                    $   3,835    $   4,823      $   1,131     $   7,435
                                                 ========     ========       ========      ========
Net earnings per common share:
 Primary:
  Earnings before extraordinary items           $    0.21    $    0.26      $    0.27     $    0.54
  Extraordinary losses                                 --           --          (0.20)        (0.14)
                                                 --------     --------       --------      --------
  Net earnings per common share                 $    0.21    $    0.26      $    0.07     $    0.40
                                                 ========     ========       ========      ========
 Fully Diluted:
  Earnings before extraordinary items           $    0.21    $    0.26      $    0.27     $    0.54
  Extraordinary losses                                 --           --          (0.20)        (0.14)
                                                 --------     --------       --------      --------
  Net earnings per common share                 $    0.21    $    0.26      $    0.07     $    0.40
                                                 ========     ========       ========      ========
Average number of common shares and
 equivalents outstanding:
  Primary                                          18,329       18,545         16,003        18,584
  Fully Diluted                                    18,329       18,571         16,003        18,591

                The accompanying Notes to the Consolidated Financial Statements are an
                                   integral part of these statements.

                                   -1-

                         Bell & Howell Company and Subsidiaries
                              Consolidated Balance Sheets
                                 (Dollars in thousands)

                                        Assets

                                                  December 30,   September 28,
                                                      1995           1996
                                                 ------------    ------------
                                                   (Audited)      (Unaudited)
Current assets:
Cash and cash equivalents                         $   7,262        $   6,372
Accounts receivable, less allowance for
 doubtful accounts of $4,406 and $6,002,
 respectively                                       181,247          177,825
Inventory                                           105,918          148,426
Other current assets                                 11,768           10,764
                                                   --------         --------
Total current assets                                306,195          343,387

Property, plant and equipment, at cost              316,036          353,388
Accumulated depreciation                           (171,057)        (200,444)
                                                   --------         --------
Net property, plant and equipment                   144,979          152,944

Long-term receivables                                57,062           51,056
Goodwill, net of accumulated amortization           133,422          187,868
Other assets                                         40,483           41,219
                                                   --------         --------
Total assets                                      $ 682,141        $ 776,474
                                                   ========         ========






     The accompanying Notes to the Consolidated Financial Statements are an
                       integral part of these statements.







                                -2-

                         Bell & Howell Company and Subsidiaries
                              Consolidated Balance Sheets
                                 (Dollars in thousands)

                          Liabilities and Shareholders' Equity
                                                      December 30,  September 28,
                                                           1995          1996
                                                      ------------  -------------
                                                        (Audited)    (Unaudited)
Current liabilities:
Notes payable                                          $  14,939      $   9,897
Current maturities of long-term debt                      14,707          1,441
Accounts payable                                          65,444         65,138
Accrued expenses                                          81,717         80,958
Deferred income                                          176,351        166,136
Accrued income taxes                                       6,539          5,321
                                                        --------       --------
Total current liabilities                                359,697        328,891

Long-term liabilities:
Long-term debt                                           465,230        580,739
Other liabilities                                         46,686         49,842
                                                        --------       --------
Total long-term liabilities                              511,916        630,581

Shareholders' equity (deficit):
Common Stock, $.001 par value, 18,336,206 shares
 issued and 18,329,117 shares outstanding at
 December 30, 1995, and 18,350,718 shares issued
 and 18,300,685 shares outstanding at
 September 28, 1996                                          18              18
Capital surplus                                             328           1,219
Notes receivable from executives                         (2,054)         (1,425)
Retained earnings (deficit)                            (188,921)       (181,486)
Cumulative foreign exchange translation adjustments       1,187             309
Treasury stock                                              (30)         (1,633)
                                                       --------        --------
Total shareholders' equity (deficit)                   (189,472)       (182,998)

Commitments and contingencies                                --              --
                                                       --------        --------
Total liabilities and shareholders' equity (deficit)  $ 682,141       $ 776,474
                                                       ========        ========


     The accompanying Notes to the Consolidated Financial Statements are an
                       integral part of these statements.


                                -3-

                       Bell & Howell Company and Subsidiaries
                        Consolidated Statements of Cash Flows
                                (Dollars in thousands)
                                     (Unaudited)
                                                              Thirty-Nine Weeks
                                                                    Ended
                                                        -----------------------------
                                                         Sept. 30,          Sept. 28,
                                                           1995               1996
                                                         --------           --------
Operating activities:
Net earnings                                            $  1,131           $   7,435
Depreciation and amortization                             31,906              35,560
Debt accretion                                            17,609              17,928
Changes in operating assets and liabilities:
Accounts receivable                                       (2,972)              4,840
Inventory                                                (26,678)            (43,071)
Other current assets                                       1,333               1,675
Long-term receivables                                    (11,780)              6,006
Income taxes                                                (207)               (756)
Accounts payable                                           1,693                (981)
Accrued expenses                                         (11,128)             (3,507)
Deferred income and other long-term liabilities           25,916              (8,207)
Other, net                                                (1,004)             (3,050)
                                                         -------             -------
Net cash provided by operating activities                 25,819              13,872

Investing activities:
Expenditures for property, plant and equipment           (30,734)            (30,440)
Acquisitions                                              (2,438)            (62,568)
                                                         -------             -------
Net cash used by investing activities                    (33,172)            (93,008)

Financing activities:
Proceeds from short-term debt                             13,199              11,409
Repayment of short-term debt                             (13,919)            (16,058)
Proceeds from long-term debt                              50,887             235,384
Repayment of long-term debt                             (120,922)           (152,390)
Proceeds from Common Stock, net                           71,314                (112)
                                                         -------             -------
Net cash provided by financing activities                    559              78,233

Effect of exchange rate changes on cash                     (476)                 13
                                                         -------             -------
Increase (decrease) in cash and cash equivalents          (7,270)               (890)

Cash and cash equivalents, beginning of period            16,174               7,262
                                                         -------             -------
Cash and cash equivalents, end of period                $  8,904           $   6,372
                                                         =======            ========

     The accompanying Notes to the Consolidated Financial Statements are an
                       integral part of these statements.

                             -4-

             Bell & Howell Company and Subsidiaries

          Notes to the Consolidated Financial Statements

                      (Dollars in thousands)


Note 1 - Basis of Presentation

     Bell & Howell Company is a holding company, the primary assets of which are all of the issued and outstanding shares of Common Stock and the Intercompany Preferred Stock of
Bell & Howell Operating Company. Bell & Howell Company conducts business through Bell & Howell Operating Company and has no operations of its own.

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

Note 2 - Significant Accounting Policies

     Net Earnings per Common Share. Net earnings per common share are determined by dividing net earnings by the weighted average number of common shares outstanding during the period.
If dilutive, stock options are included as common stock equivalents.

     Inventory. The Company uses the last-in, first-out (LIFO) method of valuing the majority of its domestic inventory. Use of the LIFO method is predicated on a determination of inventory quantities and costs at the end of each fiscal year, and therefore interim determinations of LIFO inventory values and results of operations are by necessity based on management's estimates of expected year-end inventory quantities and costs. The excess of replacement cost over the LIFO values of inventory was $4,413 at December 30, 1995, and September 28, 1996.


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

                                     Thirteen Weeks       Thirty-Nine Weeks
                                        Ended                  Ended
                                   September 30, 1995     September 30, 1995
                                  ------------------     ------------------
   Net earnings before
     extraordinary items                $ .21                  $ .34

   Extraordinary losses                    --                   (.18)
                                         ----                   ----
   Net earnings (loss) per
     common share                       $ .21                  $ .16
                                         ====                   ====

Note 4 - Credit/Lease Receivable Sales Agreements

     In April 1996, the Company amended its Credit Agreement. Under the terms of the amendment, the Company increased its revolving credit facility to $275,000, reduced its interest rate and extended the maturity on all outstanding Credit Agreement borrowings (to April 2001). In September 1996, the Company further amended its Credit Agreement to increase the revolving credit facility to $350,000.

     In May 1996, Bell & Howell Acceptance Corporation ("BHAC"), the Company's financing subsidiary, entered into a new receivable sales agreement under which the buyer commits to purchase new lease receivables. There is no recourse to BHAC or to the Company after the sale of lease receivables pursuant to the agreement.


Note 5 - Extraordinary Losses

     The extraordinary losses of $2,585 ($4,039 pretax) in 1996 were comprised of the debt repurchase premium and write-off of unamortized debt issuance costs associated with the retirement of $17,920 of the 10 3/4% Senior Subordinated Notes and $34,158 (accreted value) of the 11 1/2% Senior Discount Debentures, which were redeemed with proceeds from the amended Credit Agreement.

     The extraordinary losses of $3,219 ($5,030 pretax) in 1995 were comprised of the debt repurchase premium and write-off of unamortized debt issuance costs associated with the retirement of $50,000 of the 10 3/4% Senior Subordinated Notes and the write-off of unamortized debt issuance costs associated with the prepayment of $17,628 of term loans under the Credit Agreement, both of which reflect the application of the net proceeds from the initial public equity offering.

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


Results of Operations
---------------------

Nine Months Year-to-Date 1996 Compared to Nine Months
Year-to-Date 1995
-----------------------------------------------------

     The Company's net sales increased $53.7 million, or 9%, to $633.9 million in the first nine months of 1996.

     Information Access net sales increased $11.9 million, or 4%, to $332.0 million in the first nine months of 1996. Within the Information Access businesses, the Company focuses on providing its customers solutions to their information access needs.
UMI focuses on the education and library market as well as the business desktop user market. PSC focuses on the transportation/vehicle market. Information Management's primary focus is on the financial services market, while additionally supplying technologically advanced digital paper scanners to other markets. UMI's net sales increased $5.6 million, or 5% to $122.9 million due to a growing electronic subscription base, which continued to reflect high renewal rates on existing products and new product placements. Sales of electronic content increased 20% over the prior year as customers increasingly demand electronic information solutions while they are evaluating the rapid changes in technology and the evolution of on-line delivery. Net sales of microfilm and paper products were virtually constant with the prior year as increased pricing offset lower unit volumes, as certain customers migrated to these electronic product offerings. PSC's net sales increased $8.0 million, or 12%, to $74.9 million due to strong replacement and add-on/upgrade sales related to previously placed electronic parts catalogs to automotive dealerships, and increased sales of dealer management systems and electronic parts catalogs to powersports dealerships. Information Management net sales decreased $1.7 million, or 1% to $134.2 million as increased worldwide sales of digital paper scanners and imaging software systems were more than offset by lower microfilm product sales as a result of a sales force reduction (reflecting a shift to directly serving only the financial services market in the U.S.).

     Mail-Processing net sales increased $41.8 million, or 16%, to $301.9 million in the first nine months of 1996. Sales of commercial mail processing systems increased $24.2 million or 11%, to $245.5 million reflecting strong market demand for inserting and sorting systems both domestically and abroad, and increased service revenue (due to both an expanding customer service base and improved pricing). Sales of commercial sorting equipment (which represent 13% of new equipment sales) increased $8.8 million, or 93%, to $18.3 million in the first nine months of 1996 as the recently approved U.S. Postal Service guidelines governing the operating requirements to qualify for incentives to bar code and presort mail (which became effective July 1, 1996) have created a more favorable environment for customers to invest in advanced sorting automation technology. Sales of customized mail automation equipment/services to governmental postal authorities increased $17.6 million, or 45%, to $56.4 million primarily as a result of a production contract for the German Postal service.

     The Company's cost of sales increased $41.0 million, or 11%, to $410.4 million in the first nine months of 1996, with the gross profit (net sales less cost of sales) percentage decreasing by 1.0 percentage point to 35.3% in the current year. The lower gross profit rate in 1996 resulted from a shift in sales mix (as the growth rate in lower gross margin percentage Mail Processing Systems revenues exceeded the growth rate in higher gross margin percentage Information Access revenues), which more than offsets the impact of improved manufacturing productivity and increased pricing.

     Research and development expense increased $3.6 million, or 16%, to $25.9 million in the first nine months of 1996 as the Company continued to increase its investment in new product offerings. Such increase primarily related to increased investment to develop higher technology mail processing systems/software and to develop enhanced versions of digital paper scanners. The Company has continually positioned itself to take advantage of new product/technology opportunities (with an increased emphasis on software solutions and electronic products) in each of its businesses.

     Selling and administrative expense increased $3.8 million, or 3%, to $145.5 million in the first nine months of 1996 reflecting the Company's increased investment in sales and marketing resources as well as increased distribution costs associated with the higher sales volumes. The ratio of selling and administrative expense to net sales of 23.0% in the first nine months of 1996 improved by 1.5 percentage points versus the prior year as a result of various expense leveraging initiatives.

     EBITDA (defined as operating income plus depreciation and amortization) increased $9.8 million, or 13%, to $84.9 million in the first nine months of 1996 resulting from the higher sales level and leveraged operating costs and expenses. Operating income increased $5.4 million, or 12%, to $52.1 million in the first nine months of 1996.

     Information Access EBITDA increased $3.0 million, or 5%, to $65.7 million in the first nine months of 1996. This increase resulted from the higher sales volumes, an improved gross profit percentage reflecting a sales mix emphasizing the Company's more profitable products (i.e., a greater proportion of revenues related to software and publishing and a lower proportion of revenues related to the sale of hardware), and the profitability improvement resulting from the domestic refocusing of the Information Management sales force on the financial services market. Information Access operating income of $39.3 million in the first nine months of 1996 was constant with the prior year as the EBITDA increase was offset by both higher depreciation cost on UMI's product capital and goodwill amortization related to two acquisitions in 1996.

     Mail-Processing EBITDA increased $7.4 million, or 35%, to $28.8 million in the first nine months of 1996. The increase resulted from the increased sales volume and leveraged operating costs and expenses, which included the increased investment in research and development for higher technology mail processing systems/software. Mail-Processing Systems operating income increased $5.9 million, or 35%, to $22.7 million in the first nine months of 1996.

     Corporate expenses (excluding depreciation and amortization) increased $.6 million, or 6%, to $9.6 million in the first nine months of 1996, reflecting inflationary cost increases and costs associated with being a publicly traded Company.

     Net interest expense decreased $5.7 million, or 15%, to $33.2 million in the first nine months of 1996, primarily reflecting the reduction in interest expense resulting from the initial public equity offering in May of 1995 (the net proceeds of which were used to retire $50.0 million of the 10 3/4% Senior Subordinated Notes and to prepay $17.6 million of term loans under the Credit Agreement). Net interest expense was further reduced by the repurchase in 1996 of $17.9 million of the 10 3/4% Senior Subordinated Notes and $34.2 million (accreted value) of the 11 1/2% Senior Discount Debentures, which were redeemed with proceeds from the amended Credit Agreement. Net interest income of Bell & Howell Acceptance Corporation, the Company's financing subsidiary, increased $1.5 million to $5.1 million in the first nine months of 1996 due to continued growth in the lease receivables portfolio.

     Income tax expense increased in the first nine months of 1996 as a result of a higher level of pretax profit in the current year.

     The extraordinary losses of $2.6 million ($4.0 million pretax) in the first nine months of 1996 were comprised of the debt repurchase premium and write-off of unamortized debt issuance costs associated with the aforementioned repurchase and retirement of the 10 3/4% Senior Subordinated Notes and the 11 1/2% Senior Discount Debentures. The extraordinary losses of $3.2 million ($5.0 million pretax) in the first nine months of 1995 were comprised of the debt repurchase premium and write-off of unamortized debt issuance costs associated with the aforementioned retirement of the 10 3/4% Senior Subordinated Notes and the write-off of unamortized debt issuance costs associated with the aforementioned prepayment of term loans under the Credit Agreement, both of which reflected the application of the net proceeds from the initial public equity offering.

     Cash provided by operations was $11.6 million in the first nine months of 1996 versus cash provided by operations of $25.8 million in the first nine months of 1995. The prior year comparison is adversely impacted by the increased investment in inventory in 1996 related to the European postal service contracts, for which a significant prepayment was received in 1995. The Company operates with a negative/minimal working capital level principally as a result of substantial customer prepayments for both annual service contracts in each of the business segments and subscriptions in the Information Access business segment.

     As a result of acquisitions (primarily the acquisitions of DataTimes Corporation and Protocorp International, Inc.), continued capital expenditures, the aforementioned inventory investments, the seasonal nature of the Company's cash collections and disbursements and continued interest accretion on the 11 1/2% Senior Discount Debentures, debt (net of cash and cash equivalents) increased by $98.1 million to $585.7 million in the first nine months of 1996.

Part II.  Other Information
---------------------------


Item 1.  Legal Proceedings.
------   -----------------

     The Company is involved in various legal proceedings incidental to its business. Management believes that the outcome of such proceedings will not have a material adverse effect upon the consolidated operations or financial condition of the Company.


Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

  (a)  Exhibits:

       Index Number             Description
       ------------             ----------------------------

         (10.1)                 Amended and Restated Credit
                                Agreement, dated as of
                                September 4, 1996, among
                                Bell & Howell Operating Company,
                                the Lenders listed therein and
                                Bankers Trust Company, as Agent

         (11.1)                 Computation of Earnings
                                Per Common Share


  (b)  Reports on Form 8-K.

       No reports on Form 8-K were filed for the thirteen weeks ended September 28, 1996.

                            SIGNATURES
                            ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 11, 1996            BELL & HOWELL COMPANY





                                   /s/ William J. White
                                   William J. White
                                   Chairman of the Board, Chief
                                   Executive Officer and Director




                                   /s/Nils A. Johansson
                                   Nils A. Johansson
                                   Executive Vice President,
                                   Chief Financial Officer
                                   and Director