Form 10-K
period 1996-12-28
BELL & HOWELL CO
filed 1997-03-26
CIK 899596

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended               Commission filenumber
   December 28, 1996                          33-59994

                       Bell & Howell Company
    (Exact Name of Registrant as Specified in its Charter)

           Delaware                          36-3875177
(State or Other Jurisdiction of          (I.R.S. Employer
Incorporation or Organization)          Identification No.)

5215 Old Orchard Road, Skokie, Illinois      60077-1076
(Address of Principal Executive Offices)     (Zip Code)


Registrant's telephone number, including area code (847) 470-7660

   Securities registered pursuant to Section 12(b) of the Act:

                                    Name of each exchange
    Title of each class              on which registered
    -------------------             -----------------------
    Common Stock, $.001             New York Stock Exchange
    par value per share

   Securities registered pursuant to Section 12(g) of the Act:

                              None

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     X
              ---

     The aggregate market value of the Registrant's voting stock held by non-affiliates (based upon the per share closing price of $22.00 on March 25, 1997, and for purposes of this calculation only, the assumption that all Registrant's directors and executive officers are affiliates) was approximately $349 million.

The number of shares of the Registrant's Common Stock, $.001 par value, outstanding as of March 26, 1997 was 18,324,182.

                          TABLE OF CONTENTS


PART I                                                    Page

 Item   1.   Business .....................................  1
 Item   2.   Properties ...................................  7
 Item   3.   Legal Proceedings ............................  8
 Item   4.   Submission of Matters to a Vote of
             Security Holders ............................   8
             Executive Officers and Directors .............  9

PART II

 Item   5.   Market for Registrant's Common Equity
             and Related Stockholder Matters .............  14
 Item   6.   Selected Consolidated Financial and
             Operating Data ..............................  15
 Item   7.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations ..................................  18
 Item   8.   Financial Statements and Supplementary Data..  28
 Item   9.   Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure......  56

PART III

 Item  10.   Directors and Executive Officers of
              the Registrant .............................. 56
 Item  11.   Executive Compensation ....................... 56
 Item  12.   Security Ownership of Certain Beneficial
              Owners and Management ....................... 64
 Item  13.   Certain Relationships and Related
              Transactions ................................ 66

SIGNATURE PAGE ............................................ 67

PART IV

 Item  14.   Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K ..................... 69
             Schedule I ................................... 76

EXHIBITS

                        Bell & Howell Company

Item 1. Business
------  --------

     Bell & Howell Company (the "Company"), is a holding company, the primary assets of which are all of the issued and outstanding shares of Common Stock and the Intercompany Preferred Stock of Bell & Howell Operating Company ("BHOC"). The Company conducts business through Bell & Howell Operating Company and has no operations of its own.

Financial Information and Principal Products and Services by
Industry Segments

     Bell & Howell Company and its Subsidiaries is a leading provider of systems and services for information access and dissemination. The Company consists of two business segments, Information Access and Mail Processing. Information Access develops and markets imaging and information services and systems that provide its customers with access solutions to targeted segments of complex public and private information databases. Mail Processing develops and markets a complete range of high volume mail processing systems, which increasingly utilize software to expand the capabilities and improve the efficiencies and effectiveness of customers' mailing operations.

Information Access
------------------

     Information Access's unique databases, proprietary access tools, value-added services and image capture/enhancement systems are designed to meet customers' increasing information needs, which have evolved well beyond the mere availability of information. Customers' demands for more efficient access to relevant data for specific information requirements are being driven by their needs to reduce search time and cost, while performing more focused, yet comprehensive searches. Each of the businesses which comprise Bell & Howell's Information Access segment, consisting of UMI, PSC and Information Management (each defined herein), offers solutions to these customer needs. UMI focuses on the education and library market as well as the desktop user market. PSC focuses on the transportation/vehicle market. Information Management's primary focus is on the financial services market, while additionally supplying technologically advanced digital paper scanners to other markets.

     UMI. UMI Company ("UMI") is the world's leading aggregator and provider of access to information from periodicals and newspapers, dissertations, out-of-print books and other scholarly collections in electronic and microfilm formats. UMI aggregates the works of publishers and authors, organizes them by subject matter and converts them to various formats for easy access by the customer. UMI's comprehensive database consists of over 17,000 periodicals, 7,000 newspapers, 1,400,000 dissertations, 140,000 out-of-print books and 300 research collections. UMI also owns the rights to approximately 13,400,000 abstracts for on-line and CD-ROM retrieval and creates over 1,200,000 new abstracts annually. UMI's customers include libraries and information centers in the academic, corporate, public and government markets. In 1996, UMI complemented its electronic product offerings through the acquisition of DataTimes Corporation. DataTimes receives electronic content from more than 5,200 information sources, and its database includes more than 50 million full-text documents.

     Publication Systems. Bell & Howell Publication Systems Company ("PSC") is a leading provider of information access systems and solutions for processing, organizing, storing and retrieving image-intensive technical reference information primarily for the automotive and powersports dealer markets. PSC's customer base consists principally of automotive dealerships (including General Motors, Chrysler, Ford, Toyota, Mercedes Benz, Honda, Nissan, Volvo, Porsche, Land Rover, Isuzu, Subaru, Saturn and Hyundai) and powersports dealerships, (including Harley Davidson, Honda, BMW, Kawasaki, Yamaha, Suzuki, Mercury Marine, Volvo-Penta, Sea Ray and Outboard Marine). PSC creates and markets turnkey systems which convert these manufacturers' proprietary technical documentation (such as parts catalogs, service manuals and reference materials) typically maintained in paper form into an extensively indexed electronic image database. In addition, PSC's systems integrate technical reference information with the customers' existing business information systems, such as inventory management and billing. Manufacturers' catalog data and application software developed by PSC are distributed to customers primarily on CD-ROM.

     Information Management. Bell & Howell's Information Management business ("Information Management") is a leading designer, integrator and distributor of comprehensive, non-paper based systems and components that enable customers to file and access their documents and records. These systems, which utilize both electronic and microfilm technology, consist of software and hardware to capture, enhance, duplicate, store, index and retrieve customers' documents and management information. Information Management's products include a full line of computer-aided electronic and microfilm retrieval systems and microfilm hardware components, as well as other accessories and supplies. In addition, Information Management is one of the leading manufacturers of technologically advanced production scanners which convert documents into electronic format. Information Management's products and services enable customers to enhance productivity in handling documents and minimize storage costs and requirements. Customers such as financial institutions, insurance companies, governmental agencies and other paper-intensive organizations utilize these systems to provide the optimal level of accessibility, security and data integrity of their records. In 1996, the Company acquired Protocorp International, and can now offer its financial services customers a full range of electronic information storage and retrieval solutions.

Mail Processing
---------------

     Bell & Howell's Mail Processing business ("Mail Processing") is the leading manufacturer and supplier of commercial high volume mail processing systems. These systems, which increasingly incorporate software, automatically perform a broad range of mail processing functions, from collating and inserting documents to optical scanning, encoding and sorting of envelopes. These software-driven systems allow users to more efficiently manage mail room operations as well as to convert routine mailings (such as billing statements) into targeted communication and marketing programs by customizing statements and including promotional insertions based on specific customer profiles. Mail Processing customers include financial institutions, insurance companies, utilities, service bureaus, credit card companies, direct mail marketers and other companies which generate high volumes of mail. In addition to its commercial mail processing operations ("Mail Processing Systems"), the Company (through Bell & Howell Postal Systems Inc.) designs, develops and manufactures automation equipment for national postal services worldwide, including the U.S. Postal Service.

     Sales and operating earnings for each of the Company's business segments and financial information concerning foreign and domestic operations for fiscal 1994, 1995 and 1996 are contained in Note 3 to the Consolidated Financial Statements.

Methods of Distribution

     Because of the diverse nature of its products, the Company utilizes several different methods of distribution. Products are sold primarily through direct sales forces which are supported by telemarketing, with agents and distributors utilized in selected geographic markets.

Patents and Licenses

     The Company owns a substantial number of patents and patent rights, but it does not consider any one patent or group of patents owned by it, or under which it is licensed, to be material to any of the Company's business segments. Royalty income received from licensees is not material.

Seasonality

     Although the Company in general is not affected by seasonal fluctuations, the buying patterns and funding availability for certain Information Access and Mail Processing customers cause sales, profitability and cash flow to be higher in the fourth quarter of the year. Due to this seasonal factor, the Company requires and expects to have a seasonal working capital credit line to fund cash requirements primarily during the second and third quarters.

Competition

     The markets in which the products of the Company are sold are highly competitive and, in certain instances, include competitors with substantially greater financial and other resources.

Government Regulations

     The Company is subject to various federal, state, local and foreign environmental laws and regulations limiting the discharge, storage, handling and disposal of a variety of substances. The Company's operations are also governed by laws and regulations relating to workplace safety and worker health, including the Occupational Safety and Health Act and regulations thereunder. The Company believes that it has complied in all material respects with applicable environmental and health and safety laws and regulations. The Company also believes that future compliance with such laws or regulations will not have a material adverse effect upon the consolidated operations or financial condition of the Company.

Financing Subsidiary

     Bell & Howell Acceptance Corporation ("BHAC"), the Company's finance subsidiary, assists the Company in marketing its products by providing lease financing for the Company's customers, with both full payout and residual payment end-of-lease options. BHAC finances its leases on a stand-alone basis through separate financing arrangements. In fiscal 1996, net interest income earned at BHAC was $6.8 million.

Promotional Activities

     The Company conducts a comprehensive marketing program, including advertising, promotional materials, direct mail and telemarketing. The Company also participates frequently in industry trade shows which increase customer awareness of Bell & Howell products and services. The Company regards its customer service and support organization as an integral part of its marketing strategy. Technical support and product development employees frequently participate in sales calls and product demonstrations.

Sources and Availability of Raw Materials

     The Company purchases a significant amount of microfilm from two vendors for its Information Access business. Other materials, including electronic components, are purchased from a number of suppliers. Management believes that alternate sources of supply are available for substantially all raw materials and components. The Company believes that it currently has an adequate supply of raw materials and component parts to meet its manufacturing requirements, and that the loss of any one of its suppliers would not have a long-term material adverse effect on the Company.

Backlog

     Except in its Mail Processing segment, which includes customized products and assembly of complex systems, the Company fills substantially all customer orders within 30 days. In the Mail Processing segment, backlog at the end of fiscal 1996 totaled $88.6 million as compared to $138.7 million at the end of fiscal 1995. The significant decrease in 1996 is primarily related to the shipment of customized mail automation equipment for governmental postal services in the U.S. and Europe.

Major Customers

     The Company is not dependent upon any one customer or a few customers, the loss of which would have a material adverse effect on the Company's businesses. In fiscal 1996, no single customer accounted for 10% or more of the consolidated net sales of the Company.

Research and Development Expenses

     The amounts charged to the Company's earnings for research and development expense in fiscal 1994, 1995 and 1996 were $21.6 million, $30.2 million and $38.1 million, respectively. New product offerings resulting from the Company's research and development efforts served to offset declines in certain other product lines, as the Company positioned itself to take advantage of new product/technology opportunities (with an increased emphasis on software solutions and electronic products) in each of its businesses. The Company's research and development expenditures include expenses primarily for database and software development, information delivery systems, digital paper scanners and other electronic devices for the Information Access segment, as well as for new mail processing systems that are more electronic and software oriented.

Employees

     At the end of fiscal 1996, the Company had 6,110 employees. Approximately 230 employees located at the Company's Allentown, Pennsylvania facility are represented by a labor union pursuant to an agreement effective January 1, 1997 between Bell & Howell Mail Processing Systems Company and IMMCO Employees Association, which expires on May 31, 2001. Management believes that its relations with its employees are good.


Item 2.  Properties.
------   ----------

     Bell & Howell's principal administrative office is located in Skokie, Illinois. The office space has been leased through 2009. At the Company's option, the lease may be renewed for an additional five years. The following table provides certain summary information in square feet with respect to the production facilities that the Company owns or leases in connection with its businesses:

                               Owned       Leased        Total
                              -------      -------     ---------
Information Access ........   395,000      255,000       650,000
Mail Processing ...........   555,000       71,000       626,000
                              -------      -------     ---------
                              950,000      326,000     1,276,000
                              =======      =======     =========

     Bell & Howell also leases facilities in the United States, Canada, France, United Kingdom, Germany, The Netherlands, Japan, Switzerland and Austria for sales, service and warehouse space. The termination of any one of the leases, some of which are long-term, would not significantly affect the results of the Company's operations.

     The Company deems the buildings, machinery and equipment used in its operations (whether owned or leased), generally to be in good condition and adequate for the purposes for which they are used.


Item 3.  Legal Proceedings.
------   -----------------

     The Company is involved in various legal proceedings
incidental to its business.   Management believes that the
outcome of such proceedings will not have a material adverse effect upon the consolidated operations or financial condition of the Company.

     The Internal Revenue Service (the "IRS") has notified the Company of certain proposed adjustments to its income tax returns for fiscal years 1984 through 1991. The proposed adjustments primarily relate to the potential disallowance of certain deductions for depreciation and amortization. Certain of these proposed adjustments would also be applicable to the Company's fiscal years subsequent to 1991 and accordingly could result in further adjustments. The Company cannot now predict (i) when the examination process will be completed, (ii) the adjustments that the IRS may ultimately propose or (iii) the final resolution of any proposed adjustments. Accordingly, the outcome of the audits of the Company's income tax returns by the IRS is not determinable at this time. However, management believes that the resolution of these proposed adjustments will not have a material adverse effect upon the consolidated operations or financial condition of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

     None.

Executive Officers and Directors

     The following table sets forth the names, ages and positions held by the directors and executive officers of Company:


 Name                        Age    Positions at Company and BHOC
 --------------------        ---    ------------------------------
 William J. White               58    Chairman of the Board of
                                      Directors of Company and BHOC

 James P. Roemer                49    Director, President and Chief
                                      Executive Officer of Company
                                      and BHOC

 Nils A. Johansson              48    Director, Executive Vice
                                      President and Chief Financial
                                      Officer of Company and BHOC

 David Bonderman                54    Director of Company

 David G. Brown                 40    Director of Company

 J. Taylor Crandall             43    Director of Company

 Daniel L. Doctoroff            38    Director of Company

 William E. Oberndorf           43    Director of Company

 Gary L. Roubos                 60    Director of Company

 John H. Scully                 52    Director of Company

 Michael A. Dering              45    President and Chief Executive
                                      Officer of Bell & Howell
                                      Publication Systems Company

 Stuart T. Lieberman            45    Vice President, Controller
                                      and Chief Accounting Officer
                                      of Company and BHOC

 Ben L. McSwiney                46    President and Chief Executive
                                      Officer of Bell & Howell Mail
                                      Processing Systems Company

 Kevin B. O'Shea                37    Vice President and Treasurer
                                      of Company and BHOC

 Henry G. Riner                 45    President and Chief Executive Officer
                                      of UMI Company

 Maria T. Rubly                 42    Vice President of Company and BHOC

 Gary S. Salit                  53    Secretary and Corporate Counsel
                                      of Company and BHOC

The business experience and certain other information relating to each director and executive officer of Company is set forth below:

     William J. White has served as Chairman of the Board and Director of Company since its organization in February 1993 and of BHOC since February 1990. From February 1990 to February 1997, he served as Chief Executive Officer of both companies. He was President of Company from February 1993 to February 1995 and President of BHOC from February 1990 to February 1995. Prior to joining Bell & Howell , Mr. White was President and Chief Executive Officer of Whitestar Graphics, Inc. (a printing and graphics company) from January 1989 through January 1990, when it was acquired by the William Blair Leveraged Capital Fund and Mr. White. Prior to that, he was Executive Vice President of USG Corporation where he served as president of three different subsidiaries during his tenure. He is also a Director of TJ International, Inc. and Readers Digest Association, Inc.

     James P. Roemer has served as Director, and President of the Company and BHOC since February 1995. In February 1997, he was elected Chief Executive Officer of the Company and BHOC and from February 1995 to February 1997 served as Chief Operating Officer of both companies. Prior to that, he served as President and Chief Executive Officer of UMI Company from January 1994 to June 1995. Mr. Roemer joined Bell & Howell as Vice President and PSC as President and Chief Operating Officer in October 1991, and was promoted to President and Chief Executive Officer of PSC in September 1993. Prior to joining Bell & Howell, Mr. Roemer was President of the Michie Group, Mead Data Central from December 1989 to October 1991. From January 1982 to December 1989 he was Vice President and General Manager of Lexis, an on-line legal information service. From April 1981 to December 1982 he served as acting president for Mead Data Central.

     Nils A. Johansson has been a Director of Company since its organization in February 1993 and of BHOC since April 1990.
Since January 1994, he has held the office of Executive Vice President and Chief Financial Officer of Company and BHOC. Mr. Johansson served as Senior Vice President, Finance and Chief Financial Officer of Company from February 1993 to January 1994 and of BHOC from December 1991 to January 1994. From May 1989 to

December 1991, he was Vice President, Finance, Treasurer and Chief Financial Officer of BHOC. From February 1981 to May 1989 he held various executive positions with Bell & Howell, including positions in corporate treasury and group control, planning, financial analysis and business development.

     David Bonderman has been a Director of Company since its organization in February 1993 and served as a Director of BHOC from December 1987 until February 1993. He has been an investor with TPG Partners L.P. (a private investment company) since December 1993. From July 1983 through August 1992, he was Vice President and Chief Operating Officer of Keystone, Inc. (a private investment company). He is also a Director of Beringer Wine Estates, Inc., Carr Realty Group, Continental Airlines, Denbury Resources, Inc., Ducati Motor Holdings, S.P.A., National Education Corporation, Ryanair, Ltd. and Washington Mutual Inc.

     David G. Brown has been a Director of Company since April 1995 and served as a Director of BHOC from January 1994 to April 1995. He has been a Principal of Arbor Investors, LLC since August 1995 and a Vice President of Keystone, Inc. since August of 1993. Prior to joining Arbor Investors, LLC, Mr. Brown was a Vice President in the Corporate Finance Department of Salomon Brothers Inc. from August 1985 to July 1993. He is a Director of AER Energy Resources, Inc.

     J. Taylor Crandall has been a Director of Company since its organization in February 1993 and was a Director of BHOC from November 1990 until February 1993. He has been Vice President and Chief Financial Officer of Keystone, Inc. (a private investment company) since October 1986. He also has been President, Director and sole stockholder of Acadia MGP, Inc. (managing general partner of Acadia Investment Partners, L.P., the sole general partner of Acadia Partners, L.P. (an investment partnership)) since 1992. He is also a Director of Washington Mutual Inc.

     Daniel L. Doctoroff has been a Director of Company since its organization in February 1993 and served as a Director of BHOC from June 1990 until February 1993. He has served as Managing Director of Oak Hill Partners, Inc. (successor to Rosecliff, Inc., the management company for Acadia Partners, L.P. (an investment partnership)) since March 1992. Since October 1992, he also has been a Vice President of Keystone, Inc. (a private investment company). He was Director of Rosecliff, Inc. from August 1987 through March 1992. He is also a Director of Capstar Hotel Company, Kemper Corporation and Specialty Foods Corporation.

     William E. Oberndorf has been a Director of Company since its organization in February 1993 and was a Director of BHOC from July 1988 through February 1993. He has served as Managing Director of SPO Partners & Co. (a private investment company) since March 1991 and was General Partner of San Francisco Partners II (an investment limited partnership) from 1978 through 1990. He is also a Director of Plum Creek Timber Co., L.P.

     Gary L. Roubos has been a Director of Company since February 1994. He has been Chairman of the Board of Dover Corporation (a diversified equipment manufacturer) since August 1989 and was President from May 1977 to May 1993. He is also a Director of Dover Corporation, Omnicom Group, Inc. and the Treasurer's Fund.

     John H. Scully has been a Director of Company since its organization in February 1993 and was a Director of BHOC from July 1988 until February 1993. He has served as Managing Director of SPO Partners & Co. (a private investment company) since March 1991. From 1971 to 1990, he was General Partner of San Francisco Partners II (an investment limited partnership). He is also a Director of Plum Creek Timber Co., L.P.

     Michael A. Dering has served as President and Chief Executive Officer of PSC since July 1996. Prior to joining PSC he was President of TAB Products Company (an office filing systems company) from February 1991 to July 1996. From 1990 to 1991 he was Executive Vice President and Chief Operating Officer of TAB Products and from 1975 to 1990 he held various offices and positions with TAB Products in sales and marketing.

     Stuart T. Lieberman has been Vice President, Controller and Chief Accounting Officer of Company since its organization in February 1993 and of BHOC since January 1990. Prior to joining Bell & Howell, Mr. Lieberman spent 11 years with Baxter International Inc. ("Baxter") where he held various financial positions, the most recent of which was as Vice President of Finance and Controller of Baxter's Global Renal Division.

     Ben L. McSwiney has been President and Chief Executive Officer of Bell & Howell Mail Processing Systems Company since July 1995. Prior to joining Bell & Howell, he was President and Chief Executive Officer of Duplex Products, Inc. (a forms manufacturing and distributing company) from September 1993 to July 1995 and President and Chief Executive Officer of Whitestar Graphics, Inc. from May 1991 to September 1993. From October 1987 through April 1991, he served as Vice President/General Manager of Williamhouse Regency, Inc. (an imprinting and publishing company).

     Kevin B. O'Shea has served as Vice President and Treasurer of Company and of BHOC since February 1996. Prior to joining Bell & Howell he served as Vice President and Treasurer of Spencer Stuart & Associates (an executive search and consulting firm) from July 1989 to February 1996. From October 1986 to July 1989, he was Vice President and Treasurer/Group Controller for Pritzker & Pritzker.

     Henry G. Riner has been President and Chief Executive Officer of UMI Company since June 1995. He joined UMI as Senior Vice President in July 1994. Prior to joining UMI, he was Senior Vice President at Thomson Publishing (a database publishing company) from March 1990 to July 1994. Before that, he held senior management positions in sales, marketing and operations at Faulkner Technical Reports and Intersearch Corporation (a database publishing company) from February 1987 to March 1990.

     Maria T. Rubly has been Vice President of Company since 1994 and of BHOC since April 1993. Prior to joining the Company, she spent 13 years with Baxter, which included five years with American Hospital Supply Corporation until its merger with Baxter. Her position from January 1991 to April 1993 was Vice President of the Baxter Management Institute. From June 1985 to January 1991, she held various vice presidential positions in human resources with Baxter Healthcare Corp. and American Hospital Supply.

     Gary S. Salit is Secretary and Corporate Counsel of Company, a position he has held since its organization in February 1993.
He has served as a Secretary of BHOC since January 1993. He has also served as Corporate Counsel of BHOC since 1985.

Item 5.  Market for Registrant's Common Equity and Related
------   -------------------------------------------------
         Stockholder Matters.
         -------------------

     In May 1995, the Company completed its initial public equity offering of 5,000,000 shares of Common Stock, $.001 par value per share, which were issued at $15.50 per share, (the "Offering").
The Company's Common Stock is traded on the New York Stock
Exchange under the symbol "BHW".

     Prior to the Offering there was no public market for the Common Stock of the Company which was held of record by 83 persons or entities.

     The Company has not declared or paid any cash dividends on its Common Stock. The ability to pay dividends is restricted by provisions of certain debt agreements to which the Company is a party (see Note 7 to the Consolidated Financial Statements).

     The high and low closing prices of the Company's Common
Stock subsequent to the Offering were as follows:

                                                               1995                     1996
                                                         -----------------       -------------------
     Quarter                                              High        Low          High        Low
     -------                                             -----       -----        -----       -----
     First ...........................................  $   N/A    $   N/A       $32 3/4     $27 1/8

     Second ..........................................   20 1/2     15 1/2        35 1/4      30 1/4

     Third ...........................................   25 3/4     19 5/8        32 3/4      26 7/8

     Fourth ..........................................   29 1/4     24 7/8        31 3/4      22 3/4

Item 6.  Selected Consolidated Financial and Operating Data.
------   --------------------------------------------------

     The following historical selected consolidated financial and operating data have been derived from the audited Consolidated Financial Statements as of the end of and for each of the fiscal years in the five-year period ended December 28, 1996. The following financial data should be read in conjunction with the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                      Fiscal
                                                      -----------------------------------------------------
                                                        1992       1993       1994       1995        1996
                                                      --------   --------   --------   ---------   --------
                                                          (Dollars in thousands, except per share data)
Results of Operations Data (1):
Net sales .........................................   $670,039   $675,553   $720,340   $819,889    $902,797
Operating costs and expenses:
Cost of sales .....................................    434,135    431,420    455,424    511,399     576,417
Research and development ..........................     18,632     18,600     21,556     30,202      38,101
Selling and administrative ........................    166,644    168,529    173,019    194,839     198,898
Restructuring .....................................         --         --     32,893         --          --
Goodwill write-off (2) ............................         --    174,277         --         --          --
                                                       -------   --------    -------    -------     -------
Total operating costs and expenses ................    619,411    792,826    682,892    736,440     813,416
                                                       -------   --------    -------    -------     -------
Operating income (loss) ...........................     50,628   (117,273)    37,448     83,449      89,381
Net interest expense ..............................     37,266     49,579     48,954     50,800      45,326
                                                       -------   --------    -------    -------     -------
Earnings (loss) before income taxes,
 cumulative effect of accounting
 change and extraordinary items ...................     13,362   (166,852)   (11,506)    32,649      44,055
Income tax expense (benefit) ......................      8,299      3,991     (2,490)    13,439      18,400
                                                       -------   --------    -------    -------     -------
Earnings (loss) before cumulative effect
 of accounting change and extraordinary
 items ............................................      5,063   (170,843)    (9,016)    19,210      25,655
Cumulative effect of accounting change (3) ........         --     (4,759)        --         --          --
Extraordinary losses (4) ..........................     (5,004)    (6,625)      (978)    (3,219)     (2,585)
                                                       -------   --------    -------    -------     -------
Net earnings (loss) ...............................         59   (182,227)    (9,994)    15,991      23,070
Dividends on preferred stock ......................     22,394      5,820         --         --          --
                                                       -------   --------    -------    -------     -------
Net earnings (loss) applicable to common stock ....   $(22,335) $(188,047)  $ (9,994)  $ 15,991    $ 23,070
                                                       =======   ========    =======    =======     =======
Net earnings (loss) per common share:
  Earnings (loss) before cumulative effect of
   accounting change and extraordinary items ......   $  (1.37) $  (13.89)  $   (.68)  $   1.15        1.38
  Cumulative effect of accounting change ..........         --       (.37)        --         --          --
  Extraordinary losses ............................       (.39)      (.52)      (.07)      (.19)       (.14)
                                                       -------   --------   --------    -------     -------
Net earnings (loss) per common share ..............   $  (1.76) $  (14.78)  $   (.75)  $    .96    $   1.24
                                                       =======   ========    =======    =======     =======
Other Data:
EBITDA (5) ........................................   $ 85,504  $  93,493   $103,206   $120,788    $133,596
EBITDA as a percent of net sales ..................       12.8%      13.8%      14.3%      14.7%       14.8%
Gross profit as a percent of net sales (6) ........       35.2%      36.1%      36.8%      37.6%       36.2%
Depreciation and amortization (7) .................     34,876     36,489     32,865     37,339      44,215
Capital expenditures ..............................     30,950     33,191     38,345     44,047      42,744

                                                                       At the end of Fiscal
                                                      -----------------------------------------------------
                                                        1992       1993       1994       1995        1996
                                                      --------   --------   --------   --------    --------
                                                                      (Dollars in thousands)
Balance Sheet Data:
Working capital ...................................   $(34,417)  $(40,081)  $(62,398)  $(53,502)   $   (329)
Total assets (2) ..................................    756,855    625,481    603,745    682,141     796,786
Long-term debt ....................................    368,991    549,464    518,687    465,230     548,281
Preferred stock (8) ...............................    148,750         --         --         --          --
Total shareholders' equity (deficit) ..............     68,000   (270,553)  (278,728)  (189,472)   (166,892)

Footnotes to the Selected Consolidated Financial and Operating
Data:

(1) In February 1993, Company was formed as a holding company, the primary assets of which are all of the issued and outstanding shares of Common Stock and the Intercompany Preferred Stock of BHOC. See Note 1 of the Consolidated Financial Statements. Data for fiscal 1992 is for BHOC.

(2) In the third quarter of fiscal 1993, the Company wrote off a portion of its goodwill in the amount of $174.3 million.

(3) Cumulative effect of accounting change represents the effect of adoption of Statement of Financial Accounting Standards No. 106 "Employers' Accounting For Postretirement Benefits Other Than Pensions" ("SFAS No. 106") as of the beginning of fiscal 1993.

(4) Extraordinary losses represent the write-off of unamortized debt issuance costs and applicable call/debt repurchase premiums related to debt refinancings. See Note 6 of the Consolidated Financial Statements.

(5) EBITDA is defined as operating income before restructuring expense and goodwill write-off plus depreciation and amortization, and is generally accepted as providing useful information regarding a company's financial performance. Certain covenants in the Credit Agreement (as defined herein) are based on EBITDA. EBITDA should not be considered an alternative to net income or an alternative to the Company's cash flow from operating activities as a measure of liquidity.

(6)  Gross profit is defined as net sales less cost of sales.

(7) Excludes goodwill write-off in fiscal 1993 and amortization of deferred financing costs which were as follows for the specified fiscal years: 1992 - $3.6 million; 1993 - $5.4 million; 1994 - $3.8 million; 1995 - $4.0 million; 1996 -
     $3.2 million.

(8)  Reflects the accreted value of the BHOC $4.25 Cumulative
     Exchangeable Preferred Stock which was redeemed in March
     1993 with the proceeds from the issuance of the 11 1/2%
     Senior Discount Debentures.

Item 7.  Management's Discussion and Analysis of Financial
------   -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

     This section should be read in conjunction with the Selected Consolidated Financial and Operating Data and the Consolidated Financial Statements of Bell & Howell Company and Subsidiaries (collectively the "Company") and the notes thereto set forth elsewhere herein.


Results of Operations

Fiscal 1996 Compared to Fiscal 1995

     The Company's net sales increased $82.9 million, or 10%, to $902.8 million in 1996.

     Information Access net sales increased $20.6 million, or 5%, to $470.5 million in 1996. UMI's net sales increased $8.4 million, or 5%, to $172.6 million due to a growing electronic subscription base, which continued to reflect high renewal rates on existing products, new product placements and the impact of the acquisition of DataTimes Corporation (in September 1996) which added complementary information content, technology and distribution to UMI's electronic product offerings. Sales of electronic content increased 24% over the prior year as customers increasingly demand electronic information solutions, while they are evaluating the rapid changes in technology and the evolution of on-line delivery. Net sales of microfilm and paper products in 1996 decreased slightly versus the prior year as increased pricing was offset by lower unit volumes. Sales of low margin electronic equipment continued to decline in 1996 (and now represent only 3% of UMI sales) as on-line delivery and the availability (from other sources) of standardized computer hardware have allowed UMI to focus on providing the more valuable information content. PSC's net sales increased $10.2 million, or 10%, to $110.0 million due to increased sales of electronic parts catalogs and ancillary products to automotive dealerships, and continued strong sales of dealer management systems and electronic parts catalogs to powersports dealerships. In addition to the increased new systems placements, PSC continued to experience both strong sales of add-ons/upgrades and high contract renewal rates related to previously placed systems in automotive dealerships. Information Management net sales increased $2.0 million, or 1%, to $187.9 million as increased sales of digital paper scanners worldwide and imaging software systems were partially offset by lower microfilm product sales as a result of a sales force reduction (reflecting a shift to directly serving only the financial services market in the U.S. -- which increased the profitability of this business). The acquisition of Protocorp International (in March 1996) allows the Company to now offer its financial services customers a full range of electronic information storage and retrieval solutions.

     Mail Processing net sales increased $62.3 million, or 17%, to $432.3 million in 1996. Sales of commercial mail processing systems increased $34.1 million or 11% to $352.5 million reflecting strong market demand for inserting and sorting systems both domestically and abroad, and increased service revenue (due to both an expanding customer service base and improved pricing). Sales of commercial sorting equipment (which now represent 12% of new commercial equipment sales) increased $6.5 million, or 35%, to $25.1 million as the U.S. Postal Service guidelines governing the operating requirements to qualify for incentives to bar code and presort mail (which became effective July 1, 1996) have created a more favorable environment for customers to invest in advanced sorting automation technology. Sales of customized mail automation equipment and contractual engineering services to governmental postal authorities increased $28.2 million, or 55%, to $79.8 million, as a result of production contracts for both the German and U.S. Postal Services.

     The Company's cost of sales increased $65.0 million, or 13%, to $576.4 million in 1996, with the gross profit (net sales less cost of sales) percentage decreasing by 1.4 percentage points to 36.2% in the current year. The lower gross profit rate in 1996 resulted from a shift in sales mix (as the growth rate in lower gross margin percentage Mail Processing revenues exceeded the growth rate in higher gross margin percentage Information Access revenues), which more than offsets the impact of improved manufacturing productivity and increased pricing.

     Research and development expense increased $7.9 million, or 26%, to $38.1 million in 1996 as the Company continued to increase its investment in new product offerings. Such increase primarily related to increased investment to develop higher technology mail processing systems/software and to develop enhanced versions of digital paper scanners. The Company has continually positioned itself to take advantage of new product/technology opportunities (with an increased emphasis on software solutions and electronic products) in each of its businesses.

     Selling and administrative (S&A) expense increased $4.1 million, or 2%, to $198.9 million in 1996 reflecting the Company's increased investment in sales and marketing resources as well as increased distribution costs associated with the higher sales volumes. The ratio of selling and administrative expense to net sales of 22.0% in 1996 improved by 1.8 percentage points versus the prior year as a result of various expense leveraging initiatives and a favorable shift in sales mix (as the growth rate in lower S&A expense percentage Mail Processing revenues exceeded the growth rate in higher S&A expense percentage Information Access revenues).

     EBITDA (as defined herein) increased $12.8 million, or 11%, to $133.6 million in 1996 resulting from the higher sales level and leveraged operating costs and expenses. Operating income increased $5.9 million, or 7%, to $89.4 million in 1996.

     Information Access EBITDA, increased $4.3 million, or 5%, to $98.4 million in 1996. This increase resulted from the higher sales volumes, an improved gross profit percentage reflecting a sales mix emphasizing the Company's more profitable products (i.e., a greater proportion of revenues related to software and publishing and a lower proportion of revenues related to the sale of hardware), and the profitability improvement resulting from the domestic refocusing of the Information Management sales force on the financial services market, which more than offset the dilutive impact in 1996 of the acquisitions of DataTimes Corporation and Protocorp International and increased research and development costs associated with new product offerings. Information Access operating income of $62.9 million in 1996 increased slightly over the prior year as the EBITDA increase was offset by both higher depreciation cost on UMI's product capital investment and goodwill amortization related to the aforementioned acquisitions in 1996.

     Mail Processing EBITDA increased $9.1 million, or 23%, to $48.1 million in 1996. The increase resulted from the higher sales volumes and leveraged operating costs and expenses, which included the increased investment in research and development for higher technology mail processing systems/software. Mail Processing operating income increased $6.5 million, or 19%, to $40.0 million in 1996.

     Corporate expenses (excluding depreciation and amortization) increased $.6 million, or 5%, to $12.9 million in 1996, reflecting inflationary cost increases and costs associated with being a publicly traded company.

     Net interest expense decreased $5.5 million, or 11%, to $45.3 million in 1996 primarily reflecting the reduction in interest expense resulting from the initial public equity offering in May of 1995 (the net proceeds of which were used to repurchase $50.0 million of the 10 3/4% Senior Subordinated Notes and to prepay $17.6 million of term loans under the Credit Agreement). Net interest expense was further reduced by the repurchase in 1996 of $17.9 million of the 10 3/4% Senior Subordinated Notes and $34.2 million (accreted value) of the 11 1/2% Senior Discount Debentures, which were redeemed with proceeds from the amended Credit Agreement. Net interest income of Bell & Howell Acceptance Corporation ("BHAC"), the Company's financing subsidiary, increased $1.7 million to $6.8 million in 1996 primarily due to continued growth in the lease receivables portfolio.

     Income tax expense increased in 1996 as a result of both a higher level of pretax profit in the current year and a slightly higher income tax rate related to the impact of a mix shift of taxable income to/within certain foreign jurisdictions.

     The extraordinary losses of $2.6 million ($4.0 million pretax) in 1996 were comprised of the debt repurchase premium and write-off of unamortized debt issuance costs associated with the aforementioned repurchase of the 10 3/4% Senior Subordinated Notes and the 11 1/2% Senior Discount Debentures. The extraordinary losses of $3.2 million ($5.0 million pretax) in 1995 were comprised of the debt repurchase premium and write-off of unamortized debt issuance costs associated with the aforementioned repurchase of the 10 3/4% Senior Subordinated Notes and the write-off of unamortized debt issuance costs associated with the aforementioned prepayment of term loans under the Credit Agreement, both of which reflected the application of the net proceeds from the initial public equity offering.


Fiscal 1995 Compared to Fiscal 1994

     The Company's net sales increased $99.6 million, or 14%, to $819.9 million in 1995.

     Information Access net sales increased $45.5 million, or 11%, to $449.9 million in 1995. UMI's net sales increased $12.0 million, or 8%, to $164.1 million due to a growing electronic subscription base, which continued to reflect high renewal rates on existing products and new product offerings. Sales of electronic content increased 27% over the prior year as customers increasingly demand electronic information solutions. Net sales of microfilm and paper products in 1995 increased slightly over the prior year as increased pricing more than offset lower unit volumes. PSC's net sales increased $25.8 million, or 35%, to $99.8 million due to increased sales of electronic parts catalogs and ancillary products to automotive dealerships, and increased sales of dealer management systems and electronic parts catalogs to powersports dealerships. In addition to new system placements, PSC also experienced strong sales of add-ons/upgrades and high renewal rates of contracts on previously placed systems in automotive dealerships. Information Management net sales increased $7.7 million, or 4%, to $186.0 million as increased sales of digital paper scanners worldwide were partially offset by lower service revenue as certain of the Company's products have become less service intensive.

     Mail Processing net sales increased $54.1 million, or 17%, to $370.0 million in 1995. The revenue growth reflected significantly increased revenues related to customized equipment and contractual engineering services provided to the U.S. Postal Service. Additionally contributing to the revenue growth was higher sales of commercial inserting equipment and increased service revenue (due to both an expanding customer base serviced and improved pricing). Sales of commercial sorting equipment was approximately equal with the prior year which reflected the uncertainty caused by the then existing U.S. Postal Service proposal to alter the guidelines governing the operating requirements to qualify for incentives to bar code and presort mail.

     The Company's cost of sales increased $56.0 million, or 12%, to $511.4 million in 1995. The gross profit percentage of 37.6% in 1995 increased .8 percentage points over the prior year resulting from a sales mix emphasizing the Company's more profitable products, improved manufacturing productivity and increased pricing.

     Research and development expense increased $8.6 million, or 40%, to $30.2 million in 1995 as the Company continued to increase its investment in new product offerings. Such increase primarily related to UMI's introduction in the third quarter of 1995 of the first full format system (ProQuest Direct) through which customers are able to gain direct on-line access to UMI's extensive collection of databases. Research and development expenses in 1995 also related to increased investment to develop higher technology mail processing systems/software and increased investment to develop enhanced features for digital paper scanners. The Company has continually positioned itself to take advantage of new product/technology opportunities (with an increased emphasis on software solutions and electronic products) in each of its businesses.

     Selling and administrative expense increased $21.8 million, or 13%, to $194.8 million in 1995 reflecting the Company's increased investment in sales and marketing resources, increased distribution costs associated with higher sales volumes, and $5.2 million for the continuation of the relocation of Mail Processing Systems headquarters to a new site in North Carolina.

     The Company's restructuring expense of $32.9 million in 1994 resulted from management's decision to relocate Mail Processing Systems headquarters' operations and consolidate certain of its domestic Mail Processing Systems facilities at a new site that will be the base for developing innovative technology and products (both software and hardware), and to consolidate certain North American Information Management administrative and warehouse facilities in order to more effectively serve its customer base with a reduced operating expense infrastructure.

     EBITDA increased $17.6 million, or 17%, to $120.8 million in 1995 resulting from the higher sales level and leveraged operating costs and expenses, which included the significantly increased investment in research and development to fund new product offerings. Operating income (excluding the 1994 restructuring expense) increased $13.1 million, or 19%, to $83.4 million in 1995.

     Information Access EBITDA, increased $16.0 million, or 21%, to $94.1 million in 1995. This increase resulted from the higher sales volumes and an improved gross profit percentage reflecting a sales mix emphasizing the Company's more profitable products (i.e., a greater proportion of revenues related to software and publishing and a lower proportion of revenues related to the sale of hardware). Information Access operating income (excluding the 1994 restructuring expense) increased $11.6 million, or 23%, to $62.8 million in 1995.

     Mail Processing EBITDA increased $2.6 million, or 7%, to $39.0 million in 1995. The increase in 1995 resulted from the increased sales associated with the customized equipment and contractual engineering services for the U.S. Postal Service and the higher sales volumes of mail processing systems/service, partially offset by the increased investment in research and development (for higher technology mail processing systems/software). Mail Processing operating income (excluding the 1994 restructuring expense) increased $2.5 million, or 8%, to $33.5 million in 1995.

     Corporate expenses (excluding depreciation and amortization) increased $1.0 million, or 9%, to $12.3 million in 1995, reflecting inflationary cost increases and costs incurred related to the initial public equity offering.

     Net interest expense increased $1.8 million, or 4%, to $50.8 million in 1995 reflecting a higher interest rate environment and increased interest accretion on the 11 1/2% Senior Discount Debentures, which were partially offset by the reduction in interest costs resulting from the initial public equity offering (the net proceeds of which were used to repurchase $50.0 million of the 10 3/4% Senior Subordinated Notes and to prepay $17.6 million of term loans under the Credit Agreement). Net interest income of BHAC, the Company's financing subsidiary, decreased $.5 million to $5.1 million in 1995, as increased interest income on lease receivables was more than offset by higher financing costs, reflecting the higher interest rate environment.

     Income tax expense increased in 1995 as a result of a higher level of pretax profit in the current year, and additionally reflects the favorable impact of a shift in mix of taxable income to certain foreign jurisdictions for which no tax expense is recorded (as a result of prior foreign net operating losses being incurred with no corresponding tax benefit previously recorded).

     The extraordinary losses of $3.2 million ($5.0 million pretax) in 1995 were comprised of the debt repurchase premium and write-off of unamortized debt issuance costs associated with the repurchase of $50.0 million of the 10 3/4% Senior Subordinated Notes and the write-off of unamortized debt issuance costs associated with the prepayment of $17.6 million of term loans under the Credit Agreement, both of which reflect the application of the net proceeds from the initial public equity offering. The extraordinary loss of $1.0 million ($1.5 million pretax) in 1994 represented the write-off of unamortized debt issuance costs associated with the prepayment of a term loan included in the Credit Agreement.

International Operations

     In fiscal 1994, 1995 and 1996, the Company had domestic net sales of $548.4 million, $625.2 million, and $706.0 million respectively, and domestic operating income (excluding corporate expenses, and the 1994 restructuring expense) of $71.9 million, $81.4 million, and $86.5 million, respectively. Foreign net sales in fiscal 1994, 1995 and 1996 were $171.9 million, $194.7 million, and $196.8 million respectively, with foreign operating income (excluding corporate expenses and the 1994 restructuring expense) of $10.3 million, $14.9 million, and $16.4 million, respectively. The Company's foreign currency hedging activities have not and are not anticipated to have a material impact on operations, and the Company has no significant investments denominated in foreign currencies.

Liquidity and Capital Resources

     In fiscal 1996, BHOC amended its Credit Agreement which increased its revolving credit facility to $350.0 million, reduced its interest rate and extended the maturity on all outstanding Credit Agreement borrowings (to April 2001). At the end of fiscal 1996, the Company had $154.9 million of available credit under the Credit Agreement and $15.5 million of cash and cash equivalents. The Credit Agreement requires maintenance of a minimum fixed charge coverage ratio, a minimum net worth level, and a maximum leverage ratio. The Company is currently, and expects to continue to be through the term of the Credit Agreement, in compliance with all such covenants.

     In May 1995, the Company completed its initial public equity offering of 5,000,000 shares of Common Stock (which were issued at $15.50 per share), the net proceeds of which were issued to reduce indebtedness and better position the Company to capitalize on future growth opportunities.

     Cash provided by operations of $78.0 million in fiscal 1996 represented a $34.0 million improvement over the prior year, resulting from the increase in EBITDA and proceeds from the sale of BHAC receivables, which were partially offset by the increased investment in inventory in 1996 related to the European postal service contracts. As a result of acquisitions (primarily DataTimes Corporation and Protocorp International), continued capital expenditures, the aforementioned inventory investment, and continued interest accretion on the 11 1/2% Senior Discount Debentures, total debt (net of cash and cash equivalents) increased by $55.2 million to $542.8 million in 1996.

     Cash provided by operations was $44.0 million in fiscal 1995 versus cash provided by operations of $132.0 million in fiscal 1994. Although EBITDA increased by $17.6 million in fiscal 1995, the Company achieved a greater reduction in working capital in the prior year. In fiscal 1995, BHAC sold $32.6 million of lease receivables versus lease receivable sales of $66.0 million in the prior year. As a result of the cash flow from operations and the application of the net proceeds from the initial public equity offering which were partially offset by: capital expenditures and acquisitions/contingent payments in each of the business segments and the continuing interest accretion on the 11 1/2% Senior Discount Debentures, total debt (net of cash and cash equivalents) decreased by $43.3 million to $487.6 million in fiscal 1995.

     For the five years subsequent to fiscal 1996, annual maturities of long-term debt are: 1997 - $1.7 million;
1998 - $0.8 million; 1999 - $0.4 million; 2000 - $83.3 million;
and 2001 - $195.1 million.

Capital Expenditures

     In fiscal 1994, 1995 and 1996, the Company had capital expenditures of $38.3 million, $44.0 million, and $42.7 million respectively, a significant portion of which consisted of expenditures for product masters and creation of databases for UMI.

Working Capital

     The Company operates with a negative/minimal net working capital level principally as a result of substantial customer prepayments for annual service contracts in all businesses and prepaid subscriptions in the Information Access business segment. Further, the Company has extended its total quality program and cycle time reduction efforts to the management of working capital. As a result of these substantial customer prepayments and quality and cycle time reduction efforts, the Company expects to maintain negative/minimal investments in working capital in the foreseeable future.

Seasonality

     Although the Company in general is not affected by seasonal fluctuations, the buying patterns and funding availability for certain Information Access and Mail Processing customers cause sales, profitability and cash flow to be higher in the fourth quarter of the year. Due to this seasonal factor, the Company requires and expects to have a seasonal working capital credit line to fund cash requirements primarily during the second and third quarters.


Item 8.  Financial Statements and Supplementary Data
------   -------------------------------------------

                   Independent Auditors' Report



The Board of Directors
Bell & Howell Company:


We have audited the accompanying consolidated balance sheets of Bell & Howell Company and subsidiaries (the "Company") as of the end of fiscal years 1995 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the fiscal years 1994, 1995 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bell & Howell Company and subsidiaries as of the end of fiscal years 1995 and 1996, and the results of their operations and their cash flows for the fiscal years 1994, 1995 and 1996 in conformity with generally accepted accounting principles.


                                    KPMG Peat Marwick LLP


Chicago, Illinois
February 19, 1997

                                    Bell & Howell Company and Subsidiaries
                                    Consolidated Statements of Operations
                                      Fiscal Years 1994, 1995 and 1996
                           (Dollars and shares in thousands, except per share data)

                                                                  1994          1995          1996
                                                                -------       -------       -------
Net sales:
Product ..................................................    $ 542,546     $ 630,454     $ 703,833
Service ..................................................      177,794       189,435       198,964
                                                               --------      --------      --------
Total net sales ..........................................      720,340       819,889       902,797
Operating costs and expenses:
Cost of product ..........................................      336,775       385,562       443,014
Cost of service ..........................................      118,649       125,837       133,403
Research and development .................................       21,556        30,202        38,101
Selling and administrative ...............................      173,019       194,839       198,898
Restructuring ............................................       32,893            --            --
                                                               --------      --------      --------
Total operating costs and expenses .......................      682,892       736,440       813,416
Operating income .........................................       37,448        83,449        89,381
Net interest expense:
Interest (income) ........................................      (13,703)      (14,391)      (18,759)
Interest expense .........................................       62,657        65,191        64,085
                                                               --------      --------      --------
Net interest expense .....................................       48,954        50,800        45,326
Earnings (loss) before income taxes
 and extraordinary items .................................      (11,506)       32,649        44,055
Income tax expense (benefit) .............................       (2,490)       13,439        18,400
                                                               --------      --------      --------
Earnings (loss) before extraordinary items ...............       (9,016)       19,210        25,655
Extraordinary losses .....................................         (978)       (3,219)       (2,585)
                                                               --------      --------      --------
Net earnings (loss) ......................................    $  (9,994)    $  15,991     $  23,070
                                                               ========      ========      ========
Net earnings (loss) per common share:
Primary:
Earnings (loss) before extraordinary items ...............    $    (.68)    $    1.15     $    1.38
Extraordinary losses .....................................         (.07)         (.19)         (.14)
                                                               --------      --------      --------
Net earnings (loss) per common share .....................    $    (.75)    $     .96     $    1.24
                                                               ========      ========      ========
Fully diluted:
 Earnings (loss) before extraordinary items ..............    $    (.68)     $   1.15     $    1.38
 Extraordinary losses ....................................         (.07)         (.19)         (.14)
                                                               --------       -------      --------
Net earnings (loss) per common share .....................    $    (.75)     $    .96     $    1.24
                                                               ========       =======      ========
Average number of common shares and equivalents outstanding:
 Primary .................................................       13,267        16,585        18,560
 Fully diluted ...........................................       13,267        16,585        18,560

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                                     Bell & Howell Company and Subsidiaries

                                          Consolidated Balance Sheets

                                    At the End of Fiscal Years 1995 and 1996

                                             (Dollars in thousands)



                                                     Assets
                                                     ------


                                                                     1995                     1996
                                                                   --------                 --------
Current assets:
Cash and cash equivalents ....................................    $   7,262                $  15,500
Accounts receivable, less allowance for doubtful
 accounts of $4,406 and $5,294, respectively .................      181,247                  186,862
Inventory:
Finished products ............................................       52,760                   61,393
Products in process and materials ............................       53,158                   78,438
                                                                   --------                 --------
Total inventory ..............................................      105,918                  139,831
Other current assets .........................................       11,768                   11,826
                                                                   --------                 --------
Total current assets .........................................      306,195                  354,019

Property, plant and equipment:
Land .........................................................        4,245                    4,302
Buildings ....................................................       42,840                   47,833
Machinery and equipment ......................................      115,023                  137,586
Product masters ..............................................      153,928                  173,294
                                                                   --------                 --------
Total property, plant and equipment, at cost .................      316,036                  363,015
Accumulated depreciation .....................................     (171,057)                (207,287)
                                                                   --------                 --------
Net property, plant and equipment ............................      144,979                  155,728
Long-term receivables ........................................       57,062                   54,707
Goodwill, net of accumulated amortization ....................      133,422                  189,868
Other assets .................................................       40,483                   42,464
                                                                   --------                 --------
Total assets .................................................    $ 682,141                $ 796,786
                                                                   ========                 ========



The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                                     Bell & Howell Company and Subsidiaries

                                           Consolidated Balance Sheets

                                    At the End of Fiscal Years 1995 and 1996

                                        (Dollars and shares in thousands)



                                      Liabilities and Shareholders' Equity
                                      ------------------------------------


                                                                                  1995              1996
                                                                                --------          --------
Current liabilities:
Notes payable .........................................................        $  14,939         $   8,397
Current maturities of long-term debt ..................................           14,707             1,667
Accounts payable ......................................................           65,444            93,135
Accrued expenses ......................................................           81,717            78,308
Deferred income .......................................................          176,351           171,698
Accrued income taxes ..................................................            6,539             1,143
                                                                                --------          --------
Total current liabilities .............................................          359,697           354,348

Long-term liabilities:
Long-term debt ........................................................          465,230           548,281
Other liabilities .....................................................           46,686            61,049
                                                                                --------          --------
Total long-term liabilities ...........................................          511,916           609,330

Shareholders' equity (deficit):
Common Stock, $0.001 par value, 18,336 shares issued
 and 18,329 shares outstanding at the end of fiscal 1995,
 and 18,359 shares issued and 18,309 shares
 outstanding at the end of fiscal 1996 ................................               18                18
Capital surplus .......................................................              328             1,402
Notes receivable from executives ......................................           (2,054)           (1,444)
Retained earnings (deficit) ...........................................         (188,921)         (165,851)
Cumulative foreign exchange translation adjustments ...................            1,187               616
Treasury stock ........................................................              (30)           (1,633)
                                                                                --------          --------
Total shareholders' equity (deficit) ..................................         (189,472)         (166,892)

Commitments and contingencies .........................................               --                --
                                                                                --------          --------

Total liabilities and shareholders' equity (deficit) ..................        $ 682,141         $ 796,786
                                                                                ========          ========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                                   Bell & Howell Company and Subsidiaries
                                    Consolidated Statements of Cash Flows
                                      Fiscal Years 1994, 1995 and 1996
                                            (Dollars in thousands)



                                                            1994             1995             1996
                                                          --------         --------         --------
Operating activities:
Net earnings (loss) ..................................   $  (9,994)       $  15,991        $  23,070
Depreciation and amortization ........................      36,689           41,386           47,389
Debt accretion .......................................      20,993           23,476           23,903
Changes in operating assets and liabilities:
Accounts receivable ..................................         741          (28,891)          (5,537)
Inventory ............................................      17,301          (27,235)         (37,137)
Other current assets .................................      (1,130)          (1,220)             436
Long-term receivables ................................      30,552          (14,804)           2,355
Income taxes .........................................      (3,340)          10,041            6,003
Accounts payable .....................................       9,935            9,467           26,166
Accrued expenses .....................................       7,483           (2,361)          (6,302)
Deferred income and other long-term liabilities ......      11,478           22,568           (1,137)
Other, net ...........................................      11,300           (4,468)          (1,258)
                                                          --------         --------         --------
Net cash provided by operating activities ............     132,008           43,950           77,951

Investing activities:
Expenditures for property, plant and equipment .......     (38,345)         (44,047)         (42,744)
Acquisitions .........................................     (18,747)          (2,849)         (65,314)
                                                          --------         --------         --------
Net cash used by investing activities ................     (57,092)         (46,896)        (108,058)

Financing activities:
Proceeds from short-term debt ........................      20,275           17,786           15,588
Repayment of short-term debt .........................     (24,542)         (15,329)         (21,650)
Proceeds from long-term debt .........................      79,985           55,887          237,432
Repayment of long-term debt ..........................    (142,171)        (135,200)        (192,703)
Proceeds from Common Stock, net ......................         519           71,255               71
                                                          --------         --------         --------
Net cash provided (used) by financing activities .....     (65,934)          (5,601)          38,738

Effect of exchange rate changes on cash ..............           9             (365)            (393)
                                                          --------         --------         --------
Increase (decrease) in cash and cash equivalents .....       8,991           (8,912)           8,238

Cash and cash equivalents, beginning of period .......       7,183           16,174            7,262
                                                          --------         --------         --------
Cash and cash equivalents, end of period .............   $  16,174        $   7,262        $  15,500
                                                          ========         ========         ========


The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                                          Bell & Howell Company and Subsidiaries
                                     Consolidated Statements of Shareholders' Equity
                                              Fiscal Years 1994, 1995 and 1996
                                              (Dollars and shares in thousands)

                                                                                                  Cumulative
                                                                          Notes                   Foreign      Unrealized
                                              Common  Stock               Receivable   Retained   Exchange     Loss on
                                              ----------------  Capital   from         Earnings   Translation  Marketable
                                              Issued  Treasury  Surplus   Executives   (Deficit)  Adjustments  Securities
                                              ------  --------  --------  -----------  ---------  -----------  ----------
Balance, at the end of fiscal 1993
 (Common Stock, 13,290 shares;
 treasury stock, 112 shares) ........        $   13   $ (194)  $(70,984)   $(2,328)    $(194,918)  $ (1,897)    $   (245)
Net loss ............................                                                     (9,994)
Common Stock, 47 shares .............                               764
Notes receivable from executives ....                                         (624)
Treasury stock, net 109 shares ......                    189
Unrealized loss on marketable
 securities .........................                                                                               (768)
Translation adjustments .............                                                                 2,258
                                              -----    -----   --------    -------      --------     ------      -------
Balance, at the end of fiscal 1994
 (Common Stock, 13,336 shares;
 treasury stock, 3 shares) ..........           13        (5)   (70,220)    (2,952)     (204,912)       361       (1,013)
Net earnings ........................                                                     15,991
Common Stock, 5,000 shares ..........            5               70,548
Notes receivable from executives ....                                          898
Treasury stock, net 4 shares ........                    (25)
Unrealized loss on marketable
 securities .........................                                                                              1,013
Translation adjustments .............                                                                   826
                                              -----    -----   --------    -------      --------     ------      -------
Balance, at the end of fiscal 1995
 (Common Stock, 18,336 shares;
 treasury stock, 7 shares) ..........           18       (30)       328     (2,054)     (188,921)     1,187           --
Net earnings ........................                                                     23,070
Common Stock, 23 shares .............                             1,074
Notes receivable from executives ....                                          610
Treasury stock, net 43 shares .......                 (1,603)
Translation adjustments .............                                                                  (571)
                                              -----    -----   --------    -------      --------     ------      -------
Balance, at the end of fiscal 1996
 (Common Stock, 18,359 shares;
 treasury stock, 50 shares) .........       $   18   $(1,633)  $  1,402   $ (1,444)    $(165,851)   $   616      $    --
                                             =====    ======    =======    =======      ========     ======       ======

  The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                Bell & Howell Company and Subsidiaries

           Notes to the Consolidated Financial Statements

      (Dollars and shares in thousands, except per share data)


Note 1 - Basis of Presentation

     Bell & Howell Company (the "Company")is a holding company, the primary assets of which are all of the issued and outstanding shares of Common Stock and the Intercompany Preferred Stock of Bell & Howell Operating Company ("BHOC"). The Company conducts business through Bell & Howell Operating Company and has no operations of its own.


Note 2 - Significant Accounting Policies

     Nature of Operations. Bell & Howell Company and its Subsidiaries is a leading provider of systems and services for information access and dissemination. The Company consists of two business segments, Information Access and Mail Processing. Information Access develops and markets imaging and information services and systems that provide its customers with access solutions to targeted segments of complex public and private information databases. Mail Processing develops and markets a complete range of high volume mail processing systems, which increasingly utilize software to expand the capabilities and improve the efficiencies and effectiveness of customers' mailing operations.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Subsequent actual results may differ from those estimates.

     Principles of Consolidation. The consolidated financial statements include the accounts of Company and its subsidiaries
(collectively, the "Company"). Certain prior year amounts have been reclassified to conform with the 1996 presentation.

     Fiscal Year. The Company's fiscal year ends on the Saturday nearest to December 31. References to fiscal 1996 are for the 52 weeks ended December 28, 1996, references to fiscal 1995 are for the 52 weeks ended December 30, 1995, and references to fiscal 1994 are for the 52 weeks ended December 31, 1994.

     Revenue Recognition. Product sales include sales of equipment, software and subscriptions. Equipment and software license sales are recorded at the time of shipment, provided no significant vendor and postcontract customer support obligations remain outstanding and collection of the resulting receivable is deemed probable. Sales of customized mail automation equipment under long-term contracts are recognized at the time of shipment. Revenues from subscriptions are deferred and recognized in the periods the subscriptions are fulfilled. Service sales represent amounts earned by providing equipment maintenance services to customers of the Mail Processing and Information Management businesses. Where such services are provided under annual agreements, revenues are recognized on a pro rata basis over the periods of the agreements. Other service revenues are recognized when the services are performed.

     Foreign Currency Translation. The financial position and results of operations of each of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities are translated into U.S. dollars using the exchange rates at the end of the respective fiscal periods. Revenues and expenses are translated at average exchange rates prevailing during the respective fiscal periods. Balance sheet translation adjustments arising from differences in exchange rates from period to period are included as a separate component of shareholders' equity.

     Net Earnings (Loss) per Common Share. Net earnings (loss) per common share are determined by dividing net earnings by the weighted average number of common shares outstanding during the period. If dilutive, stock options are included as common stock equivalents.

     Cash and Cash Equivalents. The Company considers all highly liquid investments with maturities of three months or less (when purchased) to be cash equivalents. The carrying amount reported in the consolidated balance sheets approximates fair value.

     Inventory. Inventory is valued at cost determined by the last-in, first-out ("LIFO") and the first-in, first-out ("FIFO") methods, with the following balances at the end of fiscal 1995 and 1996:

     Year end                        LIFO      FIFO      Total
     --------                       -------   -------   -------
     1995 .......................  $ 53,601  $ 52,317  $105,918
     1996 .......................    67,051    72,780   139,831

      The Company uses the LIFO method of valuing the majority of domestic inventories. The excess of replacement cost over the LIFO values of inventory was approximately $4,413 and $4,489 at the end of fiscal 1995 and 1996, respectively. Inventory cost includes material, labor and overhead and is valued at the lower of cost or net realizable value.

     Property, Plant and Equipment. Property, plant and equipment is recorded at cost. The straight-line method of depreciation is primarily used, except for Information Access product masters (which represent the cost to create electronic and microform master document copies which are subsequently used in the production process to fulfill customers' information requirements), which are depreciated on the double declining balance method. Estimated lives range from 10 to 40 years for buildings and building improvements, 3 to 15 years for machinery and equipment and 10 years for product masters.

     Goodwill. Goodwill, which represents the excess of purchase price over the fair value of net assets of acquired businesses, is amortized on a straight-line basis over the expected future periods to be benefitted. The Company periodically assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance (for each business) over its remaining life can be recovered through forecasted future operations.

     In fiscal 1996, acquisitions (primarily DataTimes
Corporation and Protocorp International) served to initially increase goodwill by $61,511. Accumulated amortization at the end of fiscal 1995 and 1996 was $28,489 and $33,632, respectively.

     Stock Option Plan. Prior to fiscal 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. In fiscal 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25, and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method (defined in SFAS No. 123) had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 (see Note 12 of the Consolidated Financial Statements).


Note 3 - Business Segments

     The Company consists of two business segments, Information Access and Mail Processing. Information Access develops and markets imaging and information services and systems that provide its customers with access solutions to targeted segments of complex public and private information databases. Mail

Processing develops and markets a complete range of high volume mail processing systems, which increasingly utilize software to expand the capabilities and improve the efficiencies and effectiveness of customers' mailing operations.

     Information concerning the Company's business segments and operations by geographic area for fiscal 1994, 1995 and 1996 was as follows (dollars in millions):

                                                                          Earnings (Loss) Before Income Taxes
                                                   Sales                         and Extraordinary Items
                                        ----------------------------     -------------------------------------
  Business Segments                      1994       1995       1996          1994(1)      1995        1996
  -----------------                     ------     ------     ------        --------    --------    --------
  Information Access .................  $404.4     $449.9     $470.5         $ 46.5      $ 62.8      $ 62.9
  Mail Processing ....................   315.9      370.0      432.3            2.8        33.5        40.0
                                         -----      -----      -----          -----       -----       -----
    Total ............................   720.3      819.9      902.8           49.3        96.3       102.9
  Interest expense, net ..............                                        (49.0)      (50.8)      (45.3)
  Corporate and other income
   and expenses ......................                                        (11.8)      (12.9)      (13.5)
                                         -----      -----      -----          -----       -----       -----
  Consolidated .......................  $720.3     $819.9     $902.8        $ (11.5)     $ 32.6      $ 44.1
                                         =====      =====      =====          ======      =====       =====

                                            Identifiable Assets                   Capital Expenditures
                                        ----------------------------        -------------------------------
                                         1994       1995       1996           1994        1995        1996
                                        ------     ------     ------         ------      ------      ------
  Information Access .................  $371.3     $393.9     $451.9         $ 30.5      $ 34.2      $ 31.0
  Mail Processing ....................   159.1      206.4      259.4            6.5         9.6        11.4
                                         -----      -----      -----          -----       -----       -----
    Total ............................   530.4      600.3      711.3           37.0        43.8        42.4
  Corporate ..........................    73.3       81.8       85.5            1.3         0.2         0.3
                                         -----      -----      -----          -----       -----       -----
  Consolidated .......................  $603.7     $682.1     $796.8         $ 38.3      $ 44.0      $ 42.7
                                         =====      =====      =====          =====       =====       =====

                                      Depreciation and Amortization (2)
                                          1994       1995       1996
                                         ------     ------     ------
  Information Access .................   $ 26.9    $ 31.3     $ 35.5
  Mail Processing ....................      5.4       5.5        8.1
                                          -----     -----      -----
    Total ............................     32.3      36.8       43.6
  Corporate ..........................      0.5       0.6        0.6
                                          -----     -----      -----
  Consolidated .......................   $ 32.8    $ 37.4       44.2
                                          =====     =====      =====

  (1) Includes restructuring expense of $32.9 million ($28.2 million for Mail Processing and $4.7 million for Information Access).
  (2)  Excludes amortization of deferred financing costs.

                                                                   Earnings (Loss) Before
                                                                   Income Taxes and
                                                Sales              Extraordinary Items (1)            Identifiable Assets (2)
                                      ------------------------     ----------------------------    ------------------------
                                      1994      1995      1996       1994 (3)   1995      1996      1994     1995      1996
                                     ------    ------    ------     ------     ------    ------    ------   ------    ------
  Geographic segments
  United States:
  Unaffiliated customers ..........  $548.4    $625.2    $706.0
  Inter-segment ...................    45.6      51.1      46.6
                                      -----     -----     -----
    Total .........................   594.0     676.3     752.6     $ 42.7     $ 81.4    $ 86.5    $439.3   $497.0    $615.4
                                      -----     -----     -----      -----      -----     -----     -----    -----     -----
  Europe:
  Unaffiliated customers ..........   130.5     145.1     158.2
  Inter-segment ...................     1.6       2.0       0.8
                                      -----     -----     -----
    Total .........................   132.1     147.1     159.0        7.8       12.6      13.3      67.8     78.2      81.2
                                      -----     -----     -----      -----      -----     -----     -----    -----     -----
  Other:
  Unaffiliated customers ..........    41.4      49.6      38.6       (1.2)       2.3       3.1      24.3     26.3      16.0
                                      -----     -----     -----      -----      -----     -----     -----    -----     -----
  Eliminations inter-segment ......   (47.2)    (53.1)    (47.4)        --         --        --      (1.0)    (1.2)     (1.3)
                                      -----     -----     -----      -----      -----     -----     -----    -----     -----
    Total .........................  $720.3    $819.9     902.8     $ 49.3     $ 96.3     102.9    $530.4   $600.3    $711.3
                                      =====     =====     =====      =====      =====     =====     =====    =====     =====

(1)  Excludes net interest and corporate expenses.

(2)  Excludes corporate identifiable assets.

(3) Includes restructuring expense of $32.9 million ($29.2 million in the United States, $1.3 million in Europe and $2.4 million in Other).


Note 4 - Restructuring

     The Company's restructuring expense of $32,893 in fiscal 1994 resulted from management's decision to relocate
Mail Processing Systems headquarters' operations and consolidate certain of its domestic Mail Processing Systems facilities at a new site that will be the base for developing innovative technology and products (both software and hardware), and to consolidate certain North American Information Management administrative and warehouse facilities in order to more effectively serve its customer base with a reduced operating expense infrastructure.


Note 5 - Income Taxes

     The pretax income (loss) amounts, before extraordinary items, on which income taxes were provided in fiscal 1994, 1995 and 1996 were:

                                                            1994              1995              1996
                                                          --------          --------          --------
    Domestic ..........................................  $ (13,471)        $  27,251         $  35,850
    Foreign ...........................................      1,965             5,398             8,205
                                                          --------          --------          --------
    Pretax income (loss) ..............................  $ (11,506)        $  32,649         $  44,055
                                                          ========          ========          ========

     The provision for income taxes in fiscal 1994, 1995 and 1996 included the following:

                                                            1994              1995              1996
                                                          --------          --------          --------
    Current income tax expense (benefit):
    United States ......................................  $ 1,814            $ 5,157           $ 1,996
    State and local ....................................      (62)               513               476
    Foreign ............................................     (379)             1,849             3,974
                                                           ------             ------            ------
    Current income tax expense .........................    1,373              7,519             6,446
                                                           ------             ------            ------
    Deferred income tax expense (benefit):
    United States ......................................   (3,303)             3,906             9,035
    State and local ....................................     (147)             1,633             2,208
    Foreign ............................................     (413)               381               711
                                                           ------             ------            ------
    Deferred income tax expense (benefit) ..............   (3,863)             5,920            11,954
                                                           ------             ------            ------
    Income tax expense (benefit) .......................  $(2,490)           $13,439           $18,400
                                                           ======             ======            ======

     The significant components of deferred income tax expense
(benefit) in fiscal 1994, 1995 and 1996 were as follows:

                                                            1994              1995             1996
                                                          --------          --------         --------
    Deferred income tax expense (benefit),
     exclusive of components listed below ..............  $(11,230)         $ (3,806)        $ 12,557
    Operating loss carryforwards .......................     5,654             9,974             (414)
    Tax credits ........................................     1,713              (248)            (189)
                                                           -------           -------          -------
    Deferred income tax expense (benefit) ..............  $ (3,863)         $  5,920         $ 11,954
                                                           =======           =======          =======

     Deferred income taxes are primarily provided for temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities. The tax effects of the major temporary differences that gave rise to the deferred tax asset (liability) at the end of fiscal 1995 and 1996 were as follows:

                                                                     1995                     1996
                                                                   --------                 --------
    Deferred tax assets are attributable to:
    Accrued expenses ...........................................   $ 14,889                 $ 9,236
    Deferred compensation ......................................      8,094                   9,194
    Postretirement benefits ....................................      3,669                   3,476
    Accounts receivable ........................................      1,722                   2,332
    Operating loss carryforwards ...............................     17,934                  22,188
    Tax credits ................................................        765                     525
    Other ......................................................      9,468                      82
                                                                     ------                  ------
    Total gross deferred tax assets ............................     56,541                  47,033
    Valuation allowance ........................................     (4,666)                 (7,049)
                                                                     ------                 -------
    Net deferred tax assets ....................................     51,875                  39,984

    Deferred tax liabilities are attributable to:
    Property, plant and equipment ..............................    (13,832)                (14,410)
    Intangibles ................................................    (16,293)                (16,607)
    Deferred income ............................................    (21,349)                (23,346)
    Undistributed foreign earnings .............................     (4,449)                 (3,305)
                                                                    -------                 -------
    Total gross deferred tax liabilities .......................    (55,923)                (57,668)
                                                                    -------                 -------
    Net deferred tax liabilities ...............................   $ (4,048)               $(17,684)
                                                                    =======                 =======

     Net deferred tax liabilities are classified as other long-term liabilities in the balance sheet.

     At the end of fiscal 1996, the net deferred tax assets of $39,984 are expected to be realized through both the reversal of taxable temporary differences as well as the Company's ability to generate future taxable income. This is on the basis that it is more likely than not that both the timing of reversal of taxable amounts and the generation of future taxable income allows for offset with future deductible amounts in the permitted carryback/carryforward periods.

     The differences between the Company's effective rate for income taxes and the statutory federal income tax rate in fiscal
1994, 1995 and 1996 were as follows:

                                                                    1994           1995            1996
                                                                  --------       --------        --------
Statutory federal income tax rate ............................     (35.0%)         35.0%           35.0%
Increase (reduction) in taxes resulting from:
State income taxes, net of federal benefit ...................     (24.2)           6.3             5.7
Foreign earnings .............................................      (1.9)           1.0             4.4
Amortization of intangibles ..................................      14.5            2.3             2.1
Repatriation of foreign earnings .............................      19.4            (.8)           (1.0)
Other ........................................................       5.6           (2.6)           (4.4)
                                                                   -----          -----           -----
Effective income tax rate ....................................     (21.6%)         41.2%           41.8%
                                                                   =====          =====           =====

     As a result of losses incurred in fiscal 1991 through 1993, domestic net operating loss ("NOL") carryforwards of $40,007 exist for tax purposes expiring as follows: $8,552 in 2006, $15,371 in 2007, $15,144 in 2008, $822 in 2009 and $118 in 2010.
Foreign NOL carryforwards of $13,044 exist for tax purposes expiring as follows: $574 in 1997, $229 in 1998, $66 in 1999,
$2,466 in 2000, $4,789 in 2001, $4,834 in 2002 and $86 in 2003.

     The Tax Reform Act of 1986 expanded the corporate alternative minimum tax ("AMT"). Under this Act, the Company's current tax liability is the greater of its regular tax or AMT. The Company has AMT credits of $6,306 that may be carried forward indefinitely and used as credits in future tax returns against regular tax in the event the regular tax expense exceeds the alternative minimum tax expense, or are available to offset future AMT-NOL's which can be carried back.

     Net income taxes paid for fiscal 1994, 1995 and 1996 were $250, $4,803 and $10,943, respectively.

Note 6 - Extraordinary Losses

     The fiscal 1996 extraordinary losses of $2,585 ($4,039 pretax) were comprised of the debt repurchase premium and write-off of unamortized debt issuance costs associated with the repurchase of $17,920 of the 10 3/4% Senior Subordinated Notes and $34,158 (accreted value) of the 11 1/2% Senior Discount Debentures, which were redeemed with proceeds from the amended Credit Agreement (as defined herein).

     The fiscal 1995 extraordinary losses of $3,219 ($5,030 pretax) were comprised of the debt repurchase premium and write-off of unamortized debt issuance costs associated with the repurchase of $50,000 of the 10 3/4% Senior Subordinated Notes and the write-off of unamortized debt issuance costs associated with the prepayment of $17,628 of term loans under the Credit Agreement, both of which reflect the application of the net proceeds from the initial public equity offering.

     The fiscal 1994 extraordinary loss of $978 ($1,528 pretax) represents the write-off of unamortized debt issuance costs associated with the prepayment of a term loan included in the Credit Agreement.


Note 7 - Debt and Lines of Credit

     Debt at the end of fiscal 1995 and 1996 consisted of the following:

                                                                              1995        1996
                                                                            --------    --------
    Notes payable ...................................................      $ 14,939    $   8,397
                                                                            =======     ========
    Long-term debt:
     Credit Agreement:
      Term loan .......................................... ..........      $ 91,765     $     --
      Revolving Credit Line due 2001 ................................         5,000      195,100
     9 1/4% Senior Notes due 2000 ...................................        80,000       80,000
     10 3/4% Senior Subordinated Notes due 2002 .....................        75,000       57,080
     11 1/2% Senior Discount Debentures due 2005 ....................       221,930      211,675
     Other long-term debt ...........................................         6,242        6,093
                                                                            -------      -------
    Long-term debt, including current maturities ....................       479,937      549,948
    Less: current maturities ........................................        14,707        1,667
                                                                            -------      -------
    Long-term debt ..................................................      $465,230     $548,281
                                                                            =======      =======

     The weighted average interest rates on short-term borrowings at the end of fiscal 1996 and 1995 were 7.0% and 7.4%, respectively.

     The carrying amounts and fair values of certain long-term debt instruments at the end of fiscal 1996, based on quoted market prices for the 9 1/4% Senior Notes, the 10 3/4%
Senior Subordinated Notes and the 11 1/2% Senior Discount
Debentures were as follows:

                                                                          Carrying          Fair
                                                                           Amount           Value
                                                                         ----------      ----------
    9 1/4% Senior Notes due 2000 .....................................    $ 80,000        $ 81,600
    10 3/4% Senior Subordinated Notes due 2002 .......................      57,080          60,505
    11 1/2% Senior Discount Debentures due 2005 ......................     211,675         221,602
                                                                           -------         -------
                                                                          $348,755        $363,707
                                                                           =======         =======

     At the end of fiscal 1996, the Company had foreign short-term lines of credit totaling $33,764, of which $25,367 was unused. These short-term credit lines are primarily denominated in foreign currencies and generally require no compensating balances or commitment fees.

     In fiscal 1996, BHOC amended its Bank Credit Agreement (the "Credit Agreement") which increased its revolving credit facility to $350,000, reduced its interest rate and extended the maturity on all outstanding Credit Agreement borrowings (to April, 2001). The interest rates on borrowings under the Credit Agreement are determined at the time of borrowing, and are based upon the Company's interest coverage ratio for the preceding four quarters. At December 1996, the interest rate in effect was (at the Company's option) either LIBOR + .50% or the prime rate. The Credit Agreement requires maintenance of a minimum fixed charge coverage ratio, a minimum net worth level and a maximum leverage ratio. The Company and its domestic operating subsidiaries except Bell & Howell Acceptance Corporation ("BHAC"), the Company's financing subsidiary, are jointly and severally liable as guarantors under the Credit Agreement.

     The 9 1/4% Senior Notes are general unsecured obligations of BHOC. The 9 1/4% Senior Notes are redeemable at the option of BHOC in whole or in part on or after July 15, 1997 or upon the occurrence of a Change of Control (as defined therein), at a call price ranging from 104.625% in 1997 and declining to par on July 15, 1999. In addition, BHOC may redeem up to $26,700 of the principal amount of the 9 1/4% Senior Notes prior to July 15, 1997 with the proceeds from an offering of equity securities of Company, BHOC or their subsidiaries at a call price of 108%. The 9 1/4% Senior Notes are guaranteed by certain of BHOC's domestic operating subsidiaries, excluding, among others, BHAC.

     The 10 3/4% Senior Subordinated Notes are general unsecured obligations of BHOC. The 10 3/4% Senior Subordinated Notes are redeemable at the option of BHOC in whole or in part (i) after October 1, 1997, at a call price ranging from 104.031% in 1997 and declining to par on October 1, 2000 or (ii) upon the occurrence of a Change of Control (as defined therein) at a call price ranging from 105.375% in 1997 and declining to par on October 1, 2000. The 10 3/4% Senior Subordinated Notes are guaranteed by certain of BHOC's domestic operating subsidiaries, excluding, among others, BHAC. In fiscal 1996, BHOC repurchased $17,920 in principal value of the 10 3/4% Senior Subordinated Notes with proceeds from the amended Credit Agreement. In fiscal 1995, BHOC repurchased $50,000 in principal value of the 10 3/4% Senior Subordinated Notes with a portion of the proceeds of the initial public equity offering of Bell & Howell Company.

     The 11 1/2% Senior Discount Debentures pay no cash interest until September 1, 2000. The 11 1/2% Senior Discount Debentures may be redeemed in whole or in part, at any time at the option of the Company at a price equal to 100% of the principal amount at maturity plus accrued interest to the date of redemption. The principal amount at maturity of the Senior Discount Debentures is $301,500; at the end of fiscal 1996 the Accreted Value (as defined therein) is $211,675. In addition, the Company may redeem up to 50% of the principal amount of the 11 1/2% Senior Discount Debentures with the proceeds from an offering of equity securities of Company and its subsidiaries at any time prior to March 1, 1998, at a price equal to 110% of the Accreted Value thereof. In the event of a Change of Control (as defined therein), the Company may redeem any or all of the 11 1/2% Senior

Discount Debentures at a price equal to 110% of the Accreted Value thereof to March 1, 2000, and at the principal amount at maturity thereafter. The 11 1/2% Senior Discount Debentures are senior, unsecured obligations of the Company with no claim against the Company's subsidiaries and are effectively subordinate to all subsidiary debt obligations. In fiscal 1996, the Company repurchased $34,158 of Accreted Value ($52,000 of Principal Value) of 11 1/2% Senior Discount Debentures with proceeds from the amended Credit Agreement.

     The Credit Agreement prohibits and the 9 1/4% Senior Notes, the 10 3/4% Senior Subordinated Notes and the 11 1/2% Senior
Discount Debentures restrict the payment of cash dividends on the Company's Common Stock.

     In fiscal 1996, BHAC entered into a new Receivables Purchase Agreement. Under this agreement and the existing Lease Receivables Financing Agreement (collectively, the "Agreements"), BHAC sells lease receivables on a non-recourse basis. Both Agreements are renewable annually and include the buyers' commitment to purchase new lease receivables. During fiscal 1996, BHAC sold $71.3 million of lease receivables.

     For the five years subsequent to 1996, annual maturities of long-term debt are: 1997 - $1,667; 1998 - $790; 1999 - $354;
2000 - $83,274 and 2001 - $195,107.

     Interest paid for fiscal 1994, 1995 and 1996 was $38,122, $34,142 and $30,197, respectively.

Note 8 - Leases

     Lessor. The Company provides sales-type leases for its products and additionally leases products to customers under direct financing leases, primarily through BHAC. The Company's net investment in sales-type and direct financing leases at the end of fiscal 1995 and 1996 were as follows:

                                                                           1995                 1996
                                                                         --------             --------
    Minimum lease payments receivable ..............................     $ 72,510             $ 69,172
    Estimated unguaranteed residual values .........................        3,868                4,347
    Unearned income ................................................      (17,508)             (21,905)
    Allowance for doubtful accounts ................................       (2,299)              (2,805)
                                                                          -------              -------
    Net investment .................................................     $ 56,571             $ 48,809
                                                                          =======              =======

     The scheduled maturities for sales-type and direct financing lease receivables at the end of fiscal 1996 were as follows:

                 1997 ............................................................ $ 17,092
                 1998 ............................................................   15,148
                 1999 ............................................................   13,299
                 2000 ............................................................   13,490
                 2001 ............................................................   10,143
                                                                                    -------
                 Total minimum lease payments to be received ..................... $ 69,172
                                                                                    =======

     Lessee. The Company leases certain facilities and equipment for production and selling and administrative purposes. Future minimum rental payments required under long-term noncancelable operating leases at the end of fiscal 1996 were as follows:

                 1997 ...........................................................  $ 14,921
                 1998 ...........................................................    11,903
                 1999 ...........................................................     9,209
                 2000 ...........................................................     6,213
                 2001 ...........................................................     4,100
                 Subsequent to 2001 .............................................    16,174
                                                                                    -------
                                                                                  $  62,520
                                                                                    =======

     Total rental expenses for fiscal 1994, 1995 and 1996 were $12,356, $14,216 and $16,007, respectively.

Note 9 - Pension and Profit-Sharing Plans

     Eligible employees of the Company's domestic and Canadian operations who elect to do so participate in defined contribution profit-sharing retirement plans. The amounts charged to earnings for fiscal 1994, 1995 and 1996 were $5,413, $5,591 and $5,819, respectively.

     The Company also has defined benefit pension plans covering certain domestic and most foreign employees. The benefits are primarily based on years of service and/or compensation during the years immediately preceding retirement. The Company funds its foreign plans based on local statutes and funds its domestic plans in amounts that fulfill the funding requirements of the Employee Retirement Income Security Act of 1974.

     Plan assets consist principally of common stocks, fixed income securities and cash equivalents.

     The net pension costs of defined benefit plans for fiscal
1994, 1995 and 1996 were as follows (with 1994 costs including the impact of a pension plan curtailment resulting from the restructuring of the Mail Processing Systems business):

                                                                       1994         1995         1996
                                                                     --------     --------     --------
Service cost ................................................        $  2,210     $  2,062     $  2,108
Interest cost ...............................................           4,098        4,225        4,602
Return on assets ............................................          (4,821)      (6,745)      (5,513)
Net amortization and deferral ...............................             193        1,497       (1,037)
Curtailment loss (included in 1994 restructuring expense) ...           5,431           --           --
                                                                      -------      -------      -------
Net pension cost ............................................        $  7,111     $  1,039     $    160
                                                                      =======      =======      =======

     The projected benefit obligations were determined using assumed discount rates of 8.0% to 8.5%, and assumed compensation increase rates of 4.0% to 5.5%. The assumed long-term rates of return on plan assets are 9.5% to 10.0%.

     The status of defined benefit plans at the end of fiscal 1995 and 1996 was as follows:

                                                                          1995                        1996
                                                                   --------------------        --------------------
                                                                   Funded      Unfunded        Funded      Unfunded
                                                                   -------     --------        -------     --------
Vested benefit obligation ....................................    $ 38,126     $ 13,848       $ 42,315     $ 16,505
                                                                   =======      =======        =======      =======
Accumulated benefit obligation ...............................    $ 38,527     $ 16,000       $ 42,578     $ 16,902
                                                                   =======      =======        =======      =======

Projected benefit obligation .................................    $ 40,316     $ 17,576       $ 44,792     $ 18,384
Plan assets at fair value ....................................      53,359           --         63,566           --
                                                                   -------      -------        -------      -------
Plan assets in excess of (less than)
 projected benefit obligation ................................      13,043      (17,576)        18,774      (18,384)
Unrecognized net (gain) loss .................................     (10,043)       2,377        (12,585)       2,098
Unrecognized prior service costs .............................       2,460          187          2,131          235
                                                                   -------      -------        -------      -------
Prepaid (accrued) pension cost ...............................    $  5,460     $(15,012)      $  8,320     $(16,051)
                                                                   =======      =======        =======      =======

Note 10 - Postretirement Benefits Other Than Pensions

     The Company has contributory and non-contributory postretirement medical benefit plans and a non-contributory postretirement life insurance benefit plan covering certain domestic employees; all plans are unfunded.

   The net postretirement benefit costs in fiscal 1994, 1995 and 1996 were as follows (with 1994 costs including the impact of a postretirement benefit plan curtailment resulting from the restructuring of the Mail Processing Systems business):

                                                                             1994        1995        1996
                                                                           --------    --------    --------
    Service cost ........................................................   $  124      $   41      $   92
    Interest cost .......................................................      764         898       1,033
    Net amortization and deferral .......................................       19          49         322
    Curtailment loss (included in 1994 restructuring expense) ...........    1,446          --          --
                                                                             -----       -----       -----
    Net postretirement benefit cost .....................................   $2,353      $  988      $1,447
                                                                             =====       =====       =====

     The accumulated postretirement benefit obligations at the end of fiscal 1995 and 1996 were as follows:

                                                                             1995        1996
                                                                           --------    --------
    Retirees ............................................................  $ 6,833     $ 6,820
    Active employees eligible for
     retirement benefits ................................................    4,418       5,219
    Active employees not yet eligible for
     retirement benefits ................................................      296         217
                                                                            ------      ------
    Accumulated postretirement benefit obligation .......................   11,547      12,256
    Unrecognized net loss ...............................................    3,276       3,830
                                                                            ------      ------
    Accrued postretirement benefit obligation ...........................  $ 8,271     $ 8,426
                                                                            ======      ======

     For measurement purposes, discount rates of 8.0% and 8.8% were used for 1995 and 1996 respectively, with an assumed constant inflationary health care cost trend rate of 5.5%. If the health care cost trend rate increased by 1%, the accumulated postretirement benefit obligation at the end of fiscal 1996 would increase by $1,506 and the net postretirement benefit cost for fiscal 1996 would increase by $127.


Note 11 - Common Stock

     The Company has 50,000 authorized shares of Common Stock, ($.001 par value per share), 18,359 of which were issued and 18,309 outstanding at the end of fiscal 1996. The Company is restricted from paying dividends on its Common Stock, and the amount of stock repurchases is limited by the provisions of certain debt agreements.


Note 12 - Stock Compensation Plans

Stock Option Plan

     In May, 1995, the Company completed its initial public equity offering of 5,000 shares of Common Stock (which were issued at $15.50 per share). Coincident with the initial public equity offering, the Company adopted the 1995 Stock Option Plan (the "Option Plan"), under which 2,160 shares of Common Stock have been reserved for issuance. The Option Plan is administered by the Compensation Committee of the Board of Directors which has authority to determine which officers and key employees of the Company will be granted options. All options are granted at not less than the fair market value on the date of the grant.

     Additionally coincident with the initial public equity offering, the Company granted options for 1,115 shares to Messrs. White, Roemer and Johansson (the "Senior Executive Grantees"), with a series of six option exercise prices (the first of which equaled the initial public equity offering price, with each subsequent exercise price set at 120% of the preceding exercise price). The term for these options is six years, with the options vesting in installments commencing after year three. Options with respect to the remaining 1,045 shares reserved under the Option Plan may be granted to other officers and key employees of the Company (the "Key Executive Grantees"), selected by the Compensation Committee. At the end of fiscal 1996 the Company had options outstanding for 366 shares to the Key Executive Grantees. The term for these options is ten years, vesting in equal annual increments over a five year period.

     Per the provisions of SFAS No. 123, the Company has elected to continue to apply APB Opinion 25 and related Interpretations in accounting for the Option Plan, and accordingly, no compensation cost has been recognized. Had compensation cost for the Option Plan been determined based on the fair value of options granted (consistent with SFAS No. 123), the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                   1995           1996
                                                                 --------       --------
     Net Income:
      As Reported .......................................       $ 15,991       $ 23,070
      Pro Forma .........................................         15,718         22,392

     Primary Earnings Per Share:
      As Reported .......................................       $    .96       $   1.24
      Pro Forma .........................................            .95           1.22

     Fully Diluted Earnings Per Share:
      As Reported .......................................       $    .96       $   1.24
      Pro Forma .........................................            .95           1.22

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: volatility of 20%; risk free interest rate of 6%; expected lives of 5 years; and no dividend yield.

     A summary of the stock option transactions for fiscal 1995 and 1996 is as follows:

                                        Senior Executive Grantees     Key Executive Grantees
                                        -------------------------     -----------------------
                                                  Weighted-                    Weighted-
                                        Shares    Average             Shares   Average
                                        (000)     Exercise Price      (000)    Exercise Price
                                        ------    ---------------     ------   --------------
      Balance at the end of
       fiscal 1994 .................        --               --           --             --
      1995:
      Granted ......................     1,115        $   27.30          184      $   15.99
      Exercised ....................        --               --           --             --
      Forfeited ....................        --               --          (14)         15.50
      Options outstanding at            ------          -------       ------       --------
       the end of fiscal 1995 ......     1,115        $   27.30          170      $   16.03
                                        ======         ========       ======       ========

      Options exercisable at the
       end of fiscal 1995 ..........        --               --           --             --
                                        ------        ---------       ------     ----------
      Weighted average fair value of
       options granted during
       fiscal 1995 .................   $  1.75                       $  4.96
                                        ------                        ------
      Balance at the end of
       fiscal 1995 ................      1,115        $   27.30          170      $   16.03
      1996:
      Granted .....................         --               --          226          31.50
      Exercised ...................         --               --           (2)         15.50
      Forfeited ...................         --               --          (28)         18.09
      Options outstanding at the        ------         --------       ------     ----------
       end of fiscal 1996 .........      1,115        $   27.30          366      $   25.42
                                        ======         ========       ======       ========

      Options exercisable at the
       end of fiscal 1996 ..........        --               --           28      $   16.14
                                        ------        ---------       ------     ----------
      Weighted average fair value of
       options granted during
       fiscal 1996 .................        --                       $ 9.78
                                        ------                        ------

The following table provides additional information with respect to stock options outstanding at the end of fiscal 1996:

                                             Options Outstanding                Options Exercisable
                                   --------------------------------------       -----------------------
                                                  Weighted
                                                  Average        Weighted                      Weighted
                                   Number         Remaining      Average        Number         Average
                                   Outstanding    Contractual    Exercise       Exercisable    Exercise
     Range of Exercise Price       (000)          Life           Price          (000)          Price
     -----------------------       -----------    -----------    --------       -----------    --------
     $15.00 - $20.00                    351           5.8        $ 16.45               25      $ 15.50
      20.01 - $25.00                    239           4.6          22.14                3        20.61
      25.01 - $30.00                    240           4.7          26.89               --           --
      30.01 - $35.00                    428           6.7          31.87               --           --
      35.00 - $40.00                    223           4.3          38.50               --           --
                                     ------           ---         ------           ------       ------
                                      1,481           5.5        $ 26.84               28      $ 16.14
                                     ======           ===         ======           ======       ======

Employee Stock Purchase Plan

     In fiscal 1996, the Company's Board of Directors adopted the Associate Stock Purchase Plan (the "ASPP"), whereby employees are afforded the opportunity to purchase shares in the Company, by authorizing the sale of up to 500 shares of Common Stock. The purchase price of the shares is 95% of the lower of the closing market price at the beginning or end of each quarter. Under SFAS No. 123, the ASPP is a non-compensatory plan.


Note 13 - Foreign Currency Transactions

     The Company has entered into various contracts to buy or sell foreign currencies. The contracts have maturity dates extending through May 1997, and are for an aggregate amount of $12,294 (which approximates the fair value based on quoted market prices). The Company is exposed to market risk in the event of nonperformance by the other parties (major international banks) to these contracts, however, such nonperformance is not anticipated.

     Net transaction gains(losses) for fiscal 1994, 1995 and 1996 of ($522), ($322) and $4, respectively, have been included in the earnings of the respective periods.

Note 14 - Contingent Liabilities

      The Company is involved in various legal proceedings incidental to its business. Management believes that the outcome of such proceedings will not have a material adverse effect upon the consolidated operations or financial condition of the Company.

     The Internal Revenue Service (the "IRS") has notified the company of certain proposed adjustments to its income tax returns for fiscal years 1984 through 1991. The proposed adjustments primarily relate to the potential disallowance of certain deductions for depreciation and amortization. Certain of these proposed adjustments would also be applicable to the Company's fiscal years subsequent to 1991 and accordingly could result in further adjustments. The Company cannot now predict (i) when the examination process will be completed, (ii) the adjustments that the IRS may ultimately propose or (iii) the final resolution of any proposed adjustments. Accordingly, the outcome of the audits of the Company's income tax returns by the IRS is not determinable at this time. However, management believes that the resolution of these proposed adjustments will not have a material adverse effect upon the consolidated operations or financial condition of the Company.


Note 15 - Related Party Transactions

     The Company has made loans (the balance of which totaled $1,444 at the end of fiscal 1996) to certain key executives in connection with their purchases of Company Common Stock. Pursuant to the terms of such loans, the shares acquired are pledged as security. The following individuals have loans in excess of $60 outstanding at the end of fiscal 1996: Nils A. Johansson ($236), Stuart T. Lieberman ($91), Maria T. Rubly ($360), Henry G. Riner ($258) and Ben L. McSwiney ($357). Each loan is evidenced by an installment note which bears interest at BHOC's marginal rate of borrowing (approximately 6% at this time), and are primarily due on December 31, 1998. Interest and principal may be deferred until that date.

Item 9.  Changes in and Disagreements with Accountants on
------   ------------------------------------------------
         Accounting and Financial Disclosure.
         -----------------------------------

     None.


Item 10.  Directors and Executive Officers of the Registrant.
-------   --------------------------------------------------

     Information regarding Directors and Executive Officers of the Registrant is included at the end of Part I of this report.


Item 11.  Executive Compensation.
-------   ----------------------

Compensation of Directors

     All non-employee Directors are participants in the Bell & Howell Non-Employee Directors' Stock Option Compensation Plan. The Plan provides for annual stock option grants to each non-employee Director. Each annual grant (the value of which is equivalent to the level of compensation determined by the Directors' to be reasonable and appropriate) permits each non-employee Director to purchase from the Company Common Stock, with the exercise price equal to the fair market value of such shares on the date the option is granted. The stock options have a term of ten years and are exercisable one year from the date of grant. In fiscal 1996, each non-employee Director received the option to purchase 1,225 shares of Common Stock at the existing fair market value of $32.63 per share. Management directors do not receive any additional compensation for serving as Directors.

Executive Compensation

       The following table sets forth the cash compensation paid by BHOC or a subsidiary of BHOC to each of the five most highly compensated executive officers for fiscal 1996, 1995 and 1994:

                                             SUMMARY COMPENSATION TABLE
                                             --------------------------

                                                                           Long Term
                                                                          Compensation
                                                                   --------------------------
                                                                     Awards(2)    Payouts (3)
                                                                   -----------    -----------
                                                                    Securities
                                Fiscal     Annual Compensation      Underlying        LTIP         All Other
Name and Principal Position      Year      Salary     Bonus(1)      Options(#)       Payouts     Compensation
---------------------------     ------     -------    --------      ----------      ---------    ------------
William J. White, Chairman       1996      $643,853   $294,241           ---       $   ---        $ 30,092 (4)
of the Board                     1995       614,427    307,501         460,000         ---          34,574 (4)
                                 1994       597,696    582,754           ---           ---          36,711 (4)

James P. Roemer,                 1996       510,572    233,331           ---          54,384        94,984 (5)
President and Chief              1995       405,655    252,689         385,000         ---          21,992 (5)
Executive Officer                1994       206,000    132,679           ---         431,679       176,758 (5)

Nils A. Johansson,               1996       396,162    181,046           ---          79,380        27,069 (6)
Executive Vice President         1995       363,827    216,063         270,000         ---          31,768 (6)
and Chief Financial Officer      1994       264,092    184,865           ---         184,500        21,200 (6)

Ben L. McSwiney,                 1996       254,539    107,413          12,000         ---         113,422 (8)
President of MPS                 1995 (7)   140,219      9,363          10,500         ---           2,963 (8)

Henry G. Riner,                  1996       249,999     34,050          12,000        10,560        65,746 (10)
President of UMI                 1995 (9)   193,655     95,000          10,000         ---           6,411 (10)


 (1) Consists of amounts awarded under an employment agreement in respect of Mr. White and under the Bell & Howell Operating Company's Management Incentive Bonus Plan (the "MIB") in respect of Messrs. Roemer, Johansson, McSwiney and Riner. The MIB provides a financial incentive for key management employees to focus their efforts on, and achieve, annual financial targets. Payments under the MIB for fiscal 1996 were made in February 1997.

 (2) Amounts reflected in this column are for grants of stock options under the 1995 Stock Option Plan for the Common
      Stock of Company. No Stock Appreciation Rights (SAR's) have been used by the Company.

 (3) For fiscal 1994, consists of amounts earned under Bell & Howell Operating Company's Long-Term Incentive Plan:
      1991-1994 (the "1991-1994 LTIP").  The 1991-1994 LTIP
      provided long-term incentives to key management employees by rewarding them for achieving financial targets for the period commencing fiscal 1991 through fiscal 1994. Messrs. White, McSwiney and Riner did not participate in the 1991-1994 LTIP. Mr. Roemer earned $287,674 under an additional long-term incentive plan in 1994. Payments under the 1991-1994 LTIP were made in March 1995.

      For fiscal 1996, consists of amounts earned under Bell & Howell Operating Company's Long-Term Incentive
      Plan: 1993-1996 (the "1993-1996 LTIP").  The 1993-1996 LTIP
      initially provided long-term incentives to key management employees by rewarding them for achieving financial targets for the period commencing fiscal 1993 through fiscal 1996. The 1993-1996 LTIP was terminated as of the end of fiscal 1994 and replaced with the 1995 Stock Option Plan. Amounts earned under the 1993-1996 LTIP were determined based on performance through the end of fiscal 1994, and prorated payments were made in February 1997.

 (4) For fiscal 1996, 1995 and 1994, consists of $3,000 in contributions to the Bell & Howell Profit Sharing Retirement Plan ("PSRP"); $16,027, $20,944 and $19,953,
      respectively, in contributions to the Bell & Howell Replacement Benefit Plan ("RBP") and $11,065, $10,630 and $13,758, respectively, in imputed life insurance.

 (5) For fiscal 1996, 1995 and 1994 consists of $3,000 in contributions to the PSRP; $3,384, $2,084, and $1,905, respectively, in imputed life insurance; $12,381, $16,908 and $7,183, respectively, in contributions to the RBP; and for fiscal 1996 and 1994 consists of $76,219 and $164,670, respectively, for relocation and related expenses.

 (6) For fiscal 1996, 1995 and 1994, consists of $6,000 in contributions to the PSRP; $18,489, $23,328 and $13,172, respectively, in contributions to the RBP; and $2,580, $2,440 and $2,028, respectively, in imputed life insurance.

 (7) 1995 reflects compensation for the six month period from July 1995, when Mr. McSwiney's employment by the Company began, through December 1995.

 (8) For fiscal 1996 and 1995, consists of $3,000 and $2,308 respectively in contributions to the PSRP; $3,011 and $655 respectively, in imputed life insurance; and for fiscal 1996 includes $2,278 in contributions to the RBP; $59,571 for relocation and related expenses; and $45,562 of income resulting from the exercise of non-qualified stock options.

 (9) 1995 reflects compensation for the full year 1995, during which Mr. Riner was promoted to President of UMI.

(10) For fiscal 1996 and 1995, consists of $3,000 in contributions to the PSRP; $3,992 and $2,558 respectively, in contributions to the RBP and $2,289 and $853 respectively, in imputed life insurance. Fiscal 1996 additionally includes $33,903 for relocation and related expenses; and $22,562 of income resulting from the exercise of non-qualified stock options.

     The following tables set forth the number of options to purchase Common Stock granted to each of the named executive officers during fiscal 1996 and 1995 (pursuant to the Option Plan) and the potential realizable values of such options, upon their latest possible expiration date, at arbitrarily assumed annualized rates of stock price appreciation of 5%, 10% and 20% over the term of the options. Because actual gains will depend upon, among other things, the actual dates of exercise of the options and the future performance of the Common Stock in the market, the amounts reflected in these tables may not reflect the ultimate values actually realized.

                                                  STOCK OPTIONS
                                                Individual Grants

                                                                                                 Potential Realizable
                                  Number of       Percent                                         Value at Assumed
                                  Securities      of Total      Exercise       Latest           Annual Rates of Stock
                                  Underlying       Annual          or         Possible           Price Appreciation
                       Year of     Options        Options      Base Price    Expiration            For Option Term
       Name             Grant      Granted (#)    Granted        ($/Sh)         Date          5%         10%          20%
--------------------   -------   ------------   ------------   ----------   -----------    --------    --------    ----------
William J. White         1995       46,000                       $15.50       May 2001     $242,488    $550,123    $1,416,007
                         1995       46,000                        18.50       May 2001      104,488     412,123     1,278,007
                         1995       92,000                        22.25       May 2001           --     479,246     2,211,013
                         1995       92,000                        26.75       May 2001           --      65,246     1,797,013
                         1995       92,000                        32.00       May 2001           --          --     1,314,013
                         1995       92,000                        38.50       May 2001           --          --       716,013
                                   -------
                                   460,000           35.4%

James P. Roemer          1995       38,500                       $15.50       May 2001     $202,952    $460,429    $1,185,136
                         1995       38,500                        18.50       May 2001       87,452     344,929     1,069,636
                         1995       77,000                        22.25       May 2001           --     401,108     1,850,522
                         1995       77,000                        26.75       May 2001           --      54,608     1,504,022
                         1995       77,000                        32.00       May 2001           --          --     1,099,772
                         1995       77,000                        38.50       May 2001           --          --       599,272
                                   -------
                                   385,000           29.7%

Nils A. Johansson        1995       27,000                       $15.50       May 2001     $142,330    $322,898    $  831,134
                         1995       27,000                        18.50       May 2001       61,330     241,898       750,134
                         1995       54,000                        22.25       May 2001           --     281,297     1,297,769
                         1995       54,000                        26.75       May 2001           --      38,297     1,054,769
                         1995       54,000                        32.00       May 2001           --          --       771,269
                         1995       54,000                        38.50       May 2001           --          --       420,269
                                   -------
                                   270,000           20.8%

Ben L. McSwiney          1996       12,000            5.3%       $31.75       May 2006     $239,609    $607,216    $1,978,052
                         1995       10,500            0.8%        20.50      July 2005      135,370     343,053     1,117,521

Henry G. Riner           1996       12,000            5.3%       $31.75       May 2006     $239,609    $607,216    $1,978,052
                         1995       10,000            0.8%        15.50       May 2005       97,479     247,030       804,719


                                AGGREGATED STOCK OPTION EXERCISES IN 1996 AND
                                         YEAR END STOCK OPTION VALUES

                                                            Number of Unexercised
                                                                  Options at         Value of Unexercised
                                                                                     In-the-Money Options
                                                               Year-End (#)(1)       at Year-End ($)(1)(2)
                                                            ---------------------   ----------------------
                        Shares Acquired    Value Realized         Exercisable/              Exercisable/
     Name               on Exercise (#)        ($)(1)            Unexercisable             Unexercisable
--------------------   -----------------   --------------   ---------------------   -----------------------
William J. White             None               N/A           None / 460,000 (3)      None /  $575,000 (3)

James P. Roemer              None               N/A           None / 385,000 (3)      None /   481,250 (3)

Nils A. Johansson            None               N/A           None / 270,000 (3)      None /   337,500 (3)

Ben L. McSwiney              None               N/A           2,100/   8,400 (4)      4,725 /   18,900 (4)
                                                              None /  12,000 (5)      None /      None (5)

Henry G. Riner               None               N/A           2,000/   8,000 (4)      14,500 /  58,000 (4)
                                                              None /  12,000 (5)      None /      None (5)


(1)  All information provided is with respect to stock options.
     No SAR's have been issued by the Company.

(2) These amounts have been determined by multiplying the aggregate number of options by the difference between $22.75, the closing price of the Common Stock on the New York Stock
     Exchange on December 27, 1996 (the last trading day of fiscal
     1996), and the exercise price of the options.

(3) These options are exercisable as follows: up to 25% after May 1998, up to 50% after May 1999 and up to 100% after May 2000.

(4) These options are exercisable in annual 20% increments commencing in May of each year from May 1996 through May
     2000.

(5) These options are exercisable in annual 20% increments commencing in May of each year from May 1997 through May
     2001.


     The Option Plan replaced the 1993-1996 LTIP which covered officers and certain employees, and was to provide payments based on the participants' participation level (which was either 30% or

60% of the employees' base rate of pay on January 1, 1993 or the date such participant was designated as eligible for the 1993-1996 LTIP by the Board of Directors) and the achievement of established financial targets. Amounts earned under the 1993-1996 LTIP were determined based on performance through the end of fiscal 1994, and prorated payments were made in February of 1997.

Supplemental Retirement Plan

     The Bell & Howell Supplemental Retirement Plan ("SRP") provides officers and certain employees with additional pension benefits upon retirement, in order to supplement social security and other benefits provided under the Bell & Howell Profit Sharing Retirement Plan ("PSRP") and the Bell & Howell Replacement Benefit Plan ("RBP"). Generally, the SRP provides for lifetime monthly pension payments which equal the excess, if any, of (i) up to 50% (the actual percentage being proportional to length of service) of the participant's average monthly compensation (which is defined to include salary and annual bonuses up to 150% of target) during the highest paid four years of the participant's last six years of employment over (ii) the sum of the aggregate monthly amounts which are payable under the PSRP, RBP (in each case exclusive of voluntary and mandatory employee contributions and investment additions thereon) and primary social security benefits. If a participant is involuntarily terminated for a reason other than for cause and such terminated employee shall have been a plan participant for at least five years, he shall be entitled to deferred SRP payments calculated as if his termination date were his retirement date. If a participant voluntarily terminates his employment and such terminated employee shall have been an employee for at least ten years and a plan participant for at least five years, he shall be entitled to deferred SRP payments calculated as if his termination date were his retirement date. The credited years of service at the end of fiscal 1996 for each of the individuals listed in the Summary Compensation Table are 6 years for Mr. White, 5 years for Mr. Roemer, 15 years for Mr. Johansson, 2 years for Mr. Riner and 1 year for Mr. McSwiney. The Company estimates that the annual benefits which have accrued through the end of fiscal 1996 and would be payable upon retirement at age 60 pursuant to the SRP would be $142,950 for Mr. White, $43,600 for Mr. Roemer, $152,475 for Mr. Johansson and $3,675 for Mr. Riner. No SRP benefits have yet accrued at the end of fiscal 1996 for Mr. McSwiney.

     The following annual benefits would be payable upon retirement at or after age 60 to persons in the following specified participation levels, compensation and year-of-service classifications, less amounts received as social security benefits and benefits under BHOC's other retirement plans:

                SUPPLEMENTAL RETIREMENT PLAN TABLE

PARTICIPATION                     YEARS OF SERVICE
LEVEL I                   -------------------------------
REMUNERATION                 15                20 or more
------------              ---------            ----------
 $250,000                 $ 93,750              $125,000

  425,000                  159,375               212,500

  600,000                  225,000               300,000

  775,000                  290,625               387,500

  950,000                  356,250               475,000

<CAPTION

PARTICIPATION                                          YEARS OF SERVICE
LEVEL II                   --------------------------------------------------------------------------
REMUNERATION                   15                 20                   25                  30 or More
------------               --------            --------             --------               -----------
 $125,000                  $ 34,375            $ 43,750             $ 53,125                 $ 62,500

  150,000                    41,250              52,500               63,750                   75,000

  175,000                    48,125              61,250               74,375                   87,500

  200,000                    55,000              70,000               85,000                  100,000

  225,000                    61,875              78,750               95,625                  112,500

Participants' may retire between ages 55 and 60 with benefits reduced based on age.

Employment Contracts

     BHOC entered into an employment agreement with William J. White dated as of March 23, 1990. Mr. White's salary and bonus are set by the Compensation Committee of the Board of Directors. Pursuant to the terms of the employment agreement, Mr. White is an employee at will. The agreement provides that Mr. White shall be entitled to severance pay equal to one-half of his annual base salary at the time of his termination and a prorated bonus if terminated without cause or if Mr. White resigns for good reason (as defined therein). The agreement contains noncompetition and confidentiality commitments.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Company's Board of Directors in 1996 consisted of Messrs. Oberndorf (Chairman), Bonderman, Crandall, Doctoroff and Roubos. None of Messrs. Oberndorf, Bonderman, Crandall, Doctoroff and Roubos were executive officers of the Company during 1996.


Item 12.  Security Ownership of Certain Beneficial Owners and
-------   ---------------------------------------------------
          Management.
          ----------

     The following table lists beneficial owners of more than five percent of the Company's Common Stock as of December 31, 1996.

                                                     Amount and Nature
                                                       of Beneficial                 Percent of
Name and Address of Beneficial Owner                     Ownership                  Common Stock
------------------------------------                 -----------------             --------------
Keystone, Inc.                                        4,363,000 shares                 23.8%
3100 Texas Commerce Tower
201 Main Street
Fort Worth, Texas 76102


FMR Corp.                                             1,938,000 shares                 10.6%
32 Devonshire Street
Boston, Massachusetts 02109-3614


Information Relating to Directors and Executive Officers

     The following table lists the shareholdings of the Company's Common Stock by the Company's Directors and five most highly-compensated executive officers as of March 20, 1997.

                                                                        Percent of
          Directors and Executive Officers      Number of Shares       Common Stock
          --------------------------------      ----------------       ------------
            David Bonderman (1)                   727,385 shares           4.0%

            William J. White (2)                  549,540 shares           3.0%

            John H. Scully (3)                    292,812 shares           1.6%

            Nils A. Johansson                     247,812 shares           1.4%

            James P. Roemer                       171,555 shares             *

            J. Taylor Crandall                    130,228 shares             *

            William E. Oberndorf                   54,190 shares             *

            Henry G. Riner                         18,020 shares             *

            Ben L. McSwiney                        13,500 shares             *

            Daniel L. Doctoroff                    10,758 shares             *

            Gary L. Roubos                          1,704 shares             *

            All Directors and executive
            officers as a group (15 persons)    2,480,209 shares          13.5%


(1)  Includes 72,488 shares owned by Group Management, Inc. and
     64,483 shares owned by Bonderman Family Limited Partnership.

(2) Includes 447,300 shares held in a trust of which Mr. White is neither trustee nor beneficiary, but for which he has the power to vote and dispose of shares.

(3) Includes 292,812 shares owned by Cranberry Lake Partners
    Limited over which Mr. Scully exercises investment discretion.

 *  Less than 1%.

Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

Related Party Transactions

     The Company has made loans (the balance of which totaled $1,443,896 at the end of fiscal 1996) to certain key executives in connection with their purchases of Company Common Stock. Pursuant to the terms of such loans, the shares acquired are pledged as security. The following individuals have loans in excess of $60,000 outstanding at the end of fiscal 1996: Nils A. Johansson ($236,128), Stuart T. Lieberman ($90,818), Maria T. Rubly ($359,987), Henry G. Riner ($257,814) and Ben L. McSwiney ($356,977). Each loan is evidenced by an installment note which bears interest at BHOC's marginal rate of borrowing (approximately 6% at this time), and are primarily due on December 31, 1998. Interest and principal may be deferred until that date.

Shareholders Agreement

     The terms of the Shareholders Agreement dated as of May 10, 1988, as amended (the "Shareholders Agreement"), among
Bell & Howell Operating Company, Management Shareholders (as defined therein) and Investor Shareholders (as defined therein), provide certain restrictions on those shares acquired pursuant to the Fourth Amendment dated December 23, 1993, which governed the purchase of 255,600 shares in December, 1993. Such restrictions provide that, (i) no Management Shareholder may, while employed by the Company, transfer, dispose of or sell more than 50% of such Management Shareholder's shares restricted thereby (the "Employee Shares") and (ii) upon a Management Shareholder's termination or resignation of employment with the Company, such Management Shareholder has the right to require Company to repurchase and Company has the right to repurchase such Management Shareholder's Employee Shares at the Appraised Value (as defined therein) or the Investment Value (as defined therein), depending upon the circumstances surrounding such Management Shareholder's termination or resignation. The current Management Shareholders include William J. White, James P. Roemer, Nils A. Johansson, Stuart T. Lieberman and Maria T. Rubly.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, therefore duly authorized.

Date: March 26, 1997                     Bell & Howell Company

                                         By:
                                             ---------------------
                                             William J. White
                                             Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                               Title                        Date
--------------------------------       ---------------------------        ----------------
/s/ William J. White                    Chairman of the Board              March 26, 1997
--------------------------------
William J. White

/s/ James P. Roemer                     President, Chief Executive         March 26, 1997
--------------------------------         Officer and Director
James P. Roemer

/s/ Nils A. Johansson                   Executive Vice President,          March 26, 1997
--------------------------------         Chief Financial Officer
Nils A. Johansson                        and Director

/s/ Stuart T. Lieberman                 Vice President, Controller         March 26, 1997
--------------------------------         and Chief Accounting
Stuart T. Lieberman                      Officer

/s/ Gary S. Salit                       Corporate Counsel and              March 26, 1997
--------------------------------        Secretary
Gary S. Salit

/s/ David Bonderman                     Director                           March 26, 1997
--------------------------------
David Bonderman

/s/ David G. Brown                      Director                           March 26, 1997
--------------------------------
David G. Brown

/s/ J. Taylor Crandall                  Director                           March 26, 1997
--------------------------------
J. Taylor Crandall

           Signature                               Title                        Date
--------------------------------       ---------------------------        ----------------
/s/ Daniel Doctoroff                    Director                           March 26, 1997
--------------------------------
Daniel Doctoroff

/s/ William E. Oberndorf                Director                           March 26, 1997
--------------------------------
William E. Oberndorf

/s/ Gary L. Roubos                      Director                           March 26, 1997
--------------------------------
Gary L. Roubos

/s/ John H. Scully                      Director                           March 26, 1997
--------------------------------
John H. Scully

Item 14.  Exhibits, Financial Statement Schedules, and Reports
-------   ----------------------------------------------------
          on Form 8-K.
          -----------

(a)  1.   Financial statements:
          The following consolidated financial statements of Bell & Howell Company are included in Part II, Item 8,
          Financial Statements and Supplementary Data:

          Independent Auditors' Report

          Consolidated Statements of Operations -
          Fiscal years 1994, 1995 and 1996

          Consolidated Balance Sheets - At the end of fiscal years
          1995 and 1996

          Consolidated Statements of Cash Flows -
          Fiscal years 1994, 1995 and 1996

          Consolidated Statements of Shareholders'
          Equity - Fiscal years 1994, 1995 and 1996

          Notes to Consolidated Financial Statements

     2. Financial statement schedule filed as a part of this report:

          Independent Auditors' Report

          Schedule I - Condensed Financial Information of
          Bell & Howell Company

          Financial Statement Schedules other than the one listed above are omitted as the required information is either inapplicable or is presented in the Company's Consolidated Financial Statements or the Notes thereto.

     3.   Exhibits and Financial Statement Schedules

     (a)     Exhibits.

     Exhibit
       No.     Description
     -------   -----------

      *3.1     Form of amendment to Certificate of
               Incorporation of Bell & Howell Company, as amended, Registration No. 33-59994

      *3.2     By-laws of Bell & Howell Company is
               incorporated herein by reference to Exhibit
               3.2 to Bell & Howell Company's Registration
               Statement on Form S-1 as amended, Registration
               No. 33-63556

      *4.1     Form of 9 1/4% Senior Note due 2000 of
               Bell & Howell Operating Company including the form of notation relating to the Subsidiary Guarantee of Bell & Howell
               Postal Systems Inc.  Bell & Howell
               Document Management Products Company, Bell &
               Howell Publication Systems Company,
               Bell & Howell Mail Processing Systems
               UMI Company and Bell & Howell Mailmobile
               Company is incorporated herein by reference to
               Exhibit 4.1 to Bell & Howell Operating
               Company's Registration Statement on Form S-1, as amended, Registration No. 33-63556

      *4.2 Indenture dated as of June 21, 1993 between Bell & Howell Operating Company, Bell & Howell Postal Systems Inc., Bell & Howell
               Document Management Products Company,
               Bell & Howell Publication Systems Company,
               Bell & Howell Mail Processing Systems,
               UMI Company, Bell & Howell Mailmobile Company and The First National Bank of Boston, as Trustee, relating to the 9 1/4% Senior Notes due 2000 of Bell & Howell Operating Company is incorporated herein by reference to Exhibit
               4.6 to Bell & Howell Operating Company's
               Registration Statement on Form S-1, as
               amended, Registration No. 33-63556

      *4.3 Form of 11 1/2% Series B Senior Discount Debenture due 2005 of Bell & Howell Company is incorporated herein by reference to Exhibit
               4.1 to Bell & Howell Company's Registration
               Statement on Form S-1, as amended,
               Registration No. 33-59994

      *4.4     Indenture dated February 23, 1993 between
               Bell & Howell Company and The First National
               Bank of Boston, as Trustee, relating to the 11 1/2% Series A and Series B Senior Discount Debentures due 2005 of Bell & Howell Company is incorporated herein by reference to Exhibit
               4.3 to Bell & Howell Company's Registration
               Statement on Form S-1, as amended,
               Registration No. 33-59994

      *4.5 Form of 10 3/4% Series B Senior Subordinated Note of Bell & Howell Operating Company including the form of notation relating to the Subsidiary Guarantee of Bell & Howell Document Management Products Company, Bell & Howell Publication Systems Company, Bell & Howell Mail Processing Systems, UMI Company and
               Bell & Howell Mailmobile Company is
               incorporated herein by reference to Exhibit
               4.2 to Bell & Howell Operating Company's
               Registration Statement on Form S-1, as
               amended, Registration No. 33-63556

      *4.6 Indenture dated as of October 5, 1992 between Bell & Howell Operating Company, Bell & Howell Document Management Products Company,
               Bell & Howell Publication Systems Company,
               Bell & Howell Mail Processing Systems,
               UMI Company, Bell & Howell Mailmobile Company and The First National Bank of Boston, as Trustee, relating to the 10 3/4% Series A and Series B Senior Subordinated Notes due 2002 of Bell & Howell Operating Company is incorporated herein by reference to Exhibit
               4.7 to Bell & Howell Operating Company's
               Registration Statement on Form S-1, as
               amended, Registration No. 33-63556

     *10.1 Certificate of Designation for the $121.33 Intercompany Preferred Stock of Bell & Howell Operating Company is incorporated herein by reference to Exhibit 4.5 to Bell & Howell Operating Company's Registration Statement on Form S-1, as amended, Registration
               No. 33-63556

     *10.2     Amended and Restated Profit Sharing Retirement
               Plan is incorporated herein by reference to
               Exhibit 10.1 to Bell & Howell Operating
               Company's Registration Statement on Form S-1, as amended, Registration No. 33-63556

     *10.3 Amended and Restated Replacement Benefit Plan is incorporated herein by reference to Exhibit
               10.4 to Bell & Howell Operating Company's
               Registration Statement on Form S-1, as amended, Registration No. 33-63556

     *10.4 Supplemental Retirement Plan is incorporated herein by reference to Exhibit 10.3 to Bell & Howell Operating Company's Registration
               Statement on Form S-1, as amended, Registration
               No. 33-63556

     *10.5 Management Incentive Bonus Plan is incorporated herein by reference to Exhibit 10.5 to Bell & Howell Operating Company's Registration
               Statement on Form S-1, as amended, Registration
               No. 33-63556

     *10.6 Long Term Incentive Plan II, 1993-1996, is incorporated herein by reference to Exhibit to Bell & Howell Operating Company's
               Registration Statement on Form S-1, as amended,
               Registration No. 33-89992

      *10.7 Deferred Benefit Trust is incorporated herein by reference to Exhibit 10.10 to Bell & Howell Operating Company's Registration Statement on Form S-1, as amended, Registration No. 33-63556

      *10.8 Employment Agreement with William J. White dated as of March 23, 1990 is incorporated herein by reference to Exhibit 10.11 to Bell & Howell Operating Company's Registration Statement on Form S-1, as amended, Registration No. 33-63556

      *10.9 Shareholders Agreement dated May 10, 1988, as amended, among certain Management Stockholders (as defined therein) and Investor Shareholders (as defined therein) is incorporated herein by reference to Exhibit 10.17 to Bell & Howell Company's Registration Statement on Form S-1, as amended, Registration No. 33-59994

     *10.10    Registration Rights Agreement dated as of
               May 10, 1988 by and among Bell & Howell
               Group, Inc. and each of the Purchasers referred to therein is incorporated herein by reference to Exhibit 10.1 to Bell & Howell Operating Company's Registration Statement on Form S-1, as amended, Registration No. 33-63556

     *10.11 Amended and Restated Credit Agreement, dated as of September 4, 1996, among Bell & Howell Operating Company, the Lenders listed therein and Bankers Trust Company, as Agent, Registration No. 33-59994

     *10.12 Supplement to Fourth Amendment to the Shareholders Agreement dated May 10, 1988, as amended, among certain Management Stockholders (as defined therein) and Investor Shareholders (as defined therein) Registration Statement on Form S-1, as amended, Registration No. 33-89992

     *10.13 Receivables Purchase Agreement dated May 1, 1996, between Bell & Howell Acceptance Corporation and the First National Bank of Chicago, Registration
               No. 33-59994

       11.1    Computation of Earnings (Loss) per Common Share

       21.1    Subsidiaries of Bell & Howell Company

       27.1    Financial Data Schedule


*   As previously filed

      (b) Reports on Form 8-K filed during the last quarter of the year:

               None.

      (c)      Exhibits

               The response to this portion of Item 14 is submitted as a separate section of this report.

      (d)      Schedules

               The response to this portion of Item 14 is submitted as a separate section of this report.

                   INDEPENDENT AUDITORS' REPORT







The Board of Directors
Bell & Howell Company:

     Under date of February 19, 1997, we reported on the consolidated balance sheets of Bell & Howell Company and subsidiaries as of the end of fiscal years 1995 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the fiscal years 1994, 1995 and 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                        KPMG Peat Marwick LLP


Chicago, Illinois
February 19, 1997


                                                                                           Schedule I

                                             Bell & Howell Company

                                         Condensed Financial Information

                                             (Dollars in thousands)

                                                                               Fiscal Years
                                                                          1995              1996
                                                                        --------          --------
Condensed Balance Sheets
Assets:
Investment in Bell & Howell Operating Company, at equity ..........    $  27,191         $  40,787
Other assets ......................................................        5,267             3,996
                                                                        --------          --------
Total assets ......................................................    $  32,458         $  44,783
                                                                        ========          ========
Liabilities:
11 1/2% Senior Discount Debentures ................................    $ 221,930         $ 211,675

Shareholders' equity (deficit):
Common Stock ......................................................           18                18
Capital surplus ...................................................          328             1,402
Notes receivable from officers ....................................       (2,054)           (1,444)
Retained earnings (deficit) .......................................     (188,921)         (165,851)
Cumulative translation adjustments ................................        1,187               616
Treasury stock ....................................................          (30)           (1,633)
                                                                        --------          --------
Total shareholders' equity (deficit) ..............................     (189,472)         (166,892)
                                                                        --------          --------
Total liabilities and shareholders' equity (deficit) ..............    $  32,458         $  44,783
                                                                        ========          ========




                                                                                           Schedule I
                                                                                           Continued

                                             Bell & Howell Company

                                         Condensed Financial Information

                                             (Dollars in thousands)


                                                                                   Fiscal Years
                                                                           1994       1995       1996
                                                                        --------    --------    --------
      Condensed Statements of Operations
      Equity in net earnings
       of Bell & Howell Operating Company .........................    $  11,643   $  40,002   $  49,121
      Operating expenses ..........................................          250         172         250
      Net interest expense ........................................       21,387      23,839      24,304
      Extraordinary losses ........................................           --          --       1,497
                                                                        --------    --------    --------
      Net earnings (loss) .........................................    $  (9,994)  $  15,991   $  23,070
                                                                        ========    ========    ========
      Condensed Statements of Cash Flows
      Operating activities:
      Net earnings (loss) .........................................    $  (9,994)  $  15,991   $  23,070
      Debt accretion ..............................................       20,993      23,476      23,903
      Equity in net earnings
       of Bell & Howell Operating Company .........................      (11,643)    (40,002)    (49,121)
      Changes in operating assets and liabilities .................         (173)      1,105       1,886
                                                                        --------    --------    --------
      Net cash provided (used) by operating activities ............         (817)        570        (262)

      Investing activities:
      Investment in Bell & Howell Operating Company ...............           --     (71,660)         --
                                                                        --------    --------    --------
      Net cash used by investing activities .......................           --     (71,660)         --

      Financing activities:
      Proceeds from Common Stock, net .............................          519      71,255          71
      Redemption of Preferred Stock ...............................           --          --      35,795
      Repayment of long-term debt .................................           --          --     (35,795)
                                                                        --------    --------    --------
      Net cash provided by financing activities ...................          519      71,255          71
                                                                        --------    --------    --------

      Increase (decrease) in cash and cash equivalents ............         (298)        165        (191)
      Cash and cash equivalents, beginning of period ..............          344          46         211
                                                                        --------    --------    --------
      Cash and cash equivalents, end of period ....................    $      46   $     211   $      20
                                                                        ========    ========    ========