Form 10-Q
period 1997-03-29
BELL & HOWELL CO
filed 1997-05-09
CIK 899596

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended                Commission file number
    March 29, 1997                           33-59994


                     BELL & HOWELL COMPANY
     (Exact Name of Registrant as Specified in its Charter)

          Delaware                         36-3875177
(State or Other Jurisdiction of        (I.R.S. Employer
 Incorporation or Organization)        Identification No.)

5215 Old Orchard Road, Skokie, Illinois          60077-1076
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

     The number of shares of the Registrant's Common Stock, $.001 par value, outstanding as of May 2, 1997 was 18,331,483.

                        TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                               PAGE
------   ---------------------                               ----

  Item 1.  Financial Statements

            Consolidated Statements of Operations for
             the Thirteen Weeks Ended March 30, 1996
             and March 29, 1997 ...........................     1

            Consolidated Balance Sheets - Assets at
             December 28, 1996 and March 29, 1997 .........     2

            Consolidated Balance Sheets - Liabilities
             and Shareholders' Equity at December 28, 1996
             and March 29, 1997 ...........................     3

            Consolidated Statements of Cash Flows
            for the Thirteen Weeks Ended March 30, 1996
            and March 29, 1997 ............................     4

            Notes to the Consolidated Financial
             Statements ...................................     5

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations ....................................     7


PART II.  OTHER INFORMATION
-------   -----------------

  Item 1.  Legal Proceedings ..............................    12

  Item 6.  Exhibits and Reports on Form 8-K ...............    12


SIGNATURE PAGE ............................................    13


                       Bell & Howell Company and Subsidiaries
                        Consolidated Statements of Operations
               (Dollars and shares in thousands, except per share data)
                                      (Unaudited)
                                                     Thirteen Weeks Ended
                                                  --------------------------
                                                   March 30,       March 29,
                                                     1996            1997
                                                  ----------      ----------
Net sales                                         $ 201,092       $ 200,018
Operating costs and expenses:
Cost of sales                                       130,578         129,159
Research and development                              7,931           9,616
Selling and administrative                           48,418          46,080
                                                   --------        --------
Total operating costs and expenses                  186,927         184,855

Operating income                                     14,165          15,163
Net interest expense:
Interest (income)                                    (4,272)         (5,012)
Interest expense                                     15,214          16,671
                                                   --------        --------
Net interest expense                                 10,942          11,659

Earnings before income taxes and
 extraordinary items                                  3,223           3,504
Income tax expense                                    1,370           1,454
                                                   --------        --------
Earnings before extraordinary items                   1,853           2,050
Extraordinary losses                                     --            (905)
                                                   --------        --------
Net earnings                                      $   1,853       $   1,145
                                                   ========        ========

Net earnings per common share:
 Primary:
  Earnings before extraordinary items             $    0.10       $    0.11
  Extraordinary losses                                   --           (0.05)
                                                   --------        --------
  Net earnings per common share                        0.10            0.06
                                                   ========        ========
 Fully diluted:
  Earnings before extraordinary items             $    0.10            0.11
  Extraordinary losses                                   --           (0.05)
                                                   --------        --------
 Net earnings per common share                    $    0.10       $    0.06
                                                   ========        ========

Average number of common shares and
equivalents outstanding:
 Primary                                            18,588           18,391
 Fully diluted                                      18,644           18,391

The accompanying Notes to the Consolidated Financial statements are an integral part of these statements.

                       Bell & Howell Company and Subsidiaries
                              Consolidated Balance Sheets
                                 (Dollars in thousands)


                                        Assets


                                                  December 28,     March 29,
                                                      1996           1997
                                                 ------------    ------------
                                                   (Audited)      (Unaudited)

Current assets:
Cash and cash equivalents                         $  15,500        $  10,993
Accounts receivable, less allowance for
 doubtful accounts of $5,294 and $5,386,
 respectively                                       186,862          151,893
Inventory                                           139,831          139,741
Other current assets                                 11,826           12,538
                                                   --------         --------
Total current assets                                354,019          315,165

Property, plant and equipment, at cost              363,015          370,407
Accumulated depreciation                           (207,287)        (217,301)
                                                   --------         --------
Net property, plant and equipment                   155,728          153,106
Long-term receivables                                54,707           51,761
Goodwill, net of accumulated amortization           189,868          191,292
Other assets                                         42,464           41,694
                                                   --------         --------
Total assets                                      $ 796,786        $ 753,018
                                                   ========         ========






The accompanying Notes to the Consolidated Financial Statements are an Integral part of these statements.





                        Bell & Howell Company and Subsidiaries
                              Consolidated Balance Sheets
                            (Dollars and shares in thousands)

                          Liabilities and Shareholders' Equity
                                                      December 28,     March 29,
                                                           1996          1997
                                                      ------------  -------------
                                                        (Audited)    (Unaudited)
Current liabilities:
Notes payable                                          $   8,397      $   7,603
Current maturities of long-term debt                       1,667          1,329
Accounts payable                                          93,135         60,984
Accrued expenses                                          78,308         52,700
Deferred income                                          171,698        161,082
Accrued income taxes                                       1,143            128
                                                        --------       --------
Total current liabilities                                354,348        283,826

Long-term liabilities:
Long-term debt                                           548,281        575,756
Other liabilities                                         61,049         60,901
                                                        --------       --------
Total long-term liabilities                              609,330        636,657

Shareholders' equity (deficit):
Common Stock, $.001 par value, 18,359 shares
 issued and 18,309 shares outstanding at
 December 28, 1996, and 18,366 shares issued
 and 18,331 shares outstanding at
 March 29, 1997                                              18              18
Capital surplus                                           1,402           1,380
Notes receivable from executives                         (1,444)         (1,360)
Retained earnings (deficit)                            (165,851)       (164,706)
Cumulative foreign exchange translation adjustments         616          (1,653)
Treasury stock                                           (1,633)         (1,144)
                                                       --------        --------
Total shareholders' equity (deficit)                   (166,892)       (167,465)

Commitments and contingencies                                --              --
                                                       --------        --------
Total liabilities and shareholders' equity (deficit)  $ 796,786       $ 753,018
                                                       ========        ========


The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.



                   Bell & Howell Company and Subsidiaries
                    Consolidated Statements of Cash Flows
                                (Dollars in thousands)
                                     (Unaudited)
                                                                Thirteen Weeks
                                                                    Ended
                                                        -----------------------------
                                                         March 30,          March 29,
                                                           1996               1997
                                                         --------           --------
Operating Activities:
Net earnings                                            $  1,853           $  1,145
Depreciation and amortization                             11,713             14,753
Debt accretion                                             6,096              5,714
Changes in operating assets and liabilities:
Accounts receivable                                       26,431             32,436
Inventory                                                (18,675)            (1,542)
Other current assets                                          66               (848)
Long-term receivables                                     (4,300)             2,946
Income taxes                                              (4,699)              (809)
Accounts payable                                          (2,165)           (31,513)
Accrued expenses                                         (13,399)           (24,573)
Deferred income and other long-term liabilities           (4,723)           (10,240)
Other, net                                                 1,078             (1,579)
                                                         -------            -------
Net cash used by operating activities                       (724)           (14,110)

Investing activities:
Expenditures for property, plant and equipment            (9,801)            (9,262)
Acquisitions                                             (19,718)            (2,298)
                                                         -------            -------
Net cash used by investing activities                    (29,519)           (11,560)

Financing activities:
Proceeds from short-term debt                              1,581              1,853
Repayment of short-term debt                              (7,484)            (2,647)
Proceeds from long-term debt                              42,100             45,301
Repayment of long-term debt                               (4,327)           (23,365)
Proceeds from Common Stock, net                              772                565
                                                         -------            -------
Net cash provided by financing activities                 32,642             21,707

Effect of exchange rate changes on cash                      (26)              (544)
                                                         -------            -------
Increase (decrease) in cash and cash equivalents           2,373             (4,507)

Cash and cash equivalents, beginning of period             7,262             15,500
                                                         -------            -------
Cash and cash equivalents, end of period                $  9,635           $ 10,993
                                                         =======            =======


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

     The consolidated financial statements include the accounts of Bell & Howell Company and its subsidiaries (collectively the "Company") and have been prepared without independent audit, except for the balance sheet data as of December 28, 1996. Certain prior year amounts have been reclassified to conform with the 1997 presentation.

     In the opinion of the Company's management, the consolidated financial statements include all adjustments necessary to present fairly the information required to be set forth therein, and such adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company's management believes, however, that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in Bell & Howell Company's annual report for the year ended December 28, 1996.

Note 2 - Significant Accounting Policies

     Net Earnings per Common Share. Net earnings per common share are determined by dividing net earnings by the weighted average number of common shares outstanding during the period.
If dilutive, stock options are included as common stock equivalents.

     Inventory. The Company uses the last-in, first-out (LIFO) method of valuing the majority of its domestic inventory. Use of the LIFO method is predicated on a determination of inventory quantities and costs at the end of each fiscal year, and therefore interim determinations of LIFO inventory values and results of operations are by necessity based on management's estimates of expected year-end inventory quantities and costs. The excess of replacement cost over the LIFO values of inventory was $4,489 at December 28, 1996, and March 29, 1997.


Note 3 - Extraordinary Losses

     The extraordinary losses of $905 ($1,415 pretax) in the first quarter of 1997 were comprised of the debt repurchase premium and write-off of unamortized debt issuance costs associated with the repurchase of $15,598 (accreted value) of the 11 1/2% Senior Discount Debentures and $600 of the 10 3/4% Senior Subordinated Notes, which were redeemed with proceeds from the Credit Agreement.

Item 2.
------
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          ---------------------------------------------

     This section should be read in conjunction with the Consolidated Financial Statements of Bell & Howell Company and
Subsidiaries (collectively the "Company") and the notes thereto included in the annual report for the year ended December 28, 1996.


Results of Operations
---------------------

First Quarter 1997 Compared to First Quarter 1996
--------------------------------------------------

     The Company's net sales for the first quarter of 1997 of $200.0 million were virtually constant with the first quarter of 1996.

     Information Access net sales increased $3.7 million, or 4%, to $110.2 million in the first quarter of 1997. Within the Information Access businesses, the Company focuses on providing its customers solutions to their information access needs.
UMI focuses on the education, public and academic as well as the corporate library markets. PSC focuses on the transportation/vehicle market. Information Management's primary focus is on the financial services market, while additionally supplying technologically advanced digital document scanners to other markets. UMI's net sales increased $3.9 million, or 10%, to $43.0 million due to a growing electronic subscription base, which continued to reflect high renewal rates on existing products, new product placements, and the impact of the acquisition of DataTimes Corporation (in September 1996) which added complementary information content, technology, and distribution to UMI's electronic product offerings. Sales of electronic content increased 28% over the prior year as customers increasingly demand electronic information solutions while they are evaluating the rapid changes in technology and the evolution of on-line delivery. Net sales of microfilm and paper products were constant with the prior year as increased pricing offset lower unit volumes. PSC's net sales increased $2.1 million, or 9%, to $25.9 million due to increased sales of electronic parts catalogs and ancillary products to automotive dealerships, and continued strong sales of dealer management systems and electronic parts catalogs to powersports dealerships. In addition to the increased new systems placements, PSC continued to experience both strong sales of add-ons/upgrades and high contract renewal rates related to previously placed systems in automotive dealerships. Information Management net sales decreased $2.3 million, or 5%, to $41.3 million as increased sales of digital document scanners and imaging software systems were more than offset by the impact of divesting certain low margin product lines in the Canadian and French markets. Excluding the impact of the divested product lines, Information Management's net sales in the first quarter of 1997 would have increased by 6% over the prior year.

     Mail Processing net sales decreased $4.8 million, or 5%, to $89.8 million in the first quarter of 1997. Although order intake for commercial mail processing systems (which now represents 90% of the sales in this segment) increased in excess of 30% in the first quarter of 1997 reflecting strong market demand, sales of $80.9 million in the first quarter of 1997 were virtually constant with the prior year as the backlog grew, while service revenue continued to increase (due to both an expanding customer base and increased pricing). Sales of commercial sorting equipment (which now represents 10% of commercial equipment sales) increased $1.3 million, or 47%, to $4.1 million as the U.S. Postal Service guidelines governing the operating requirements to qualify for incentives to bar code and presort mail (which became effective mid-1996) have created a more favorable environment for customers to invest in advanced sorting automation technology. Sales of customized mail automation equipment and contractual engineering services to governmental postal authorities decreased $4.1 million to $8.9 million in the first quarter of 1997, primarily as a result of shipments of significant one-time contracts to the U.S. Postal Service in the first quarter of 1996.

     The Company's cost of sales decreased $1.4 million, or 1%, to $129.2 million in the first quarter of 1997, with the gross profit (net sales less cost of sales) percentage increasing by
0.4 percentage points to 35.4% in the current year. The higher gross profit rate in 1997 resulted from a shift in sales mix (as the growth rate in higher gross margin percentage Information Access revenues exceeded the growth rate in lower gross margin percentage Mail Processing revenues), and additionally reflects both improved manufacturing productivity and increased pricing.

     Research and development expense increased $1.7 million, or 21%, to $9.6 million in the first quarter of 1997 as the Company continued to increase its investment in new product offerings. Such increase primarily related to increased development costs to integrate DataTimes and to develop a new technology platform for the powersports market. The Company has continually positioned itself to take advantage of new product/technology opportunities (with an increased emphasis on software solutions and electronic products) in each of its businesses.

     Selling and administrative expense decreased $2.3 million, or 5%, to $46.1 million and the ratio of selling and administrative expense to net sales decreased by 1.0 percentage point to 23.0% in the first quarter of 1997 (versus the prior year) as a result of various expense leveraging initiatives.

     EBITDA (defined as operating income plus depreciation and amortization) increased $3.8 million, or 15%, to $29.1 million in the first quarter of 1997 resulting from the improved gross margin rate and leveraged operating expenses. Operating income increased $1.0 million, or 7%, to $15.2 million in the first quarter of 1997.

     Information Access EBITDA increased $3.4 million, or 17%, to $23.5 million in the first quarter of 1997. This increase resulted from the higher sales volumes, an improved gross profit percentage reflecting a sales mix emphasizing the Company's more profitable products (i.e., a greater proportion of revenues related to software and publishing and a lower proportion of revenues related to the sale of hardware) which more than offset the dilutive impact in 1997 of the acquisitions of DataTimes and Protocorp, and increased research and development costs associated with new product offerings. Information Access operating income increased $1.0 million, or 9%, to $12.2 million in the first quarter of 1997 as the EBITDA increase was partially offset by both higher depreciation cost on UMI's product capital investment and goodwill amortization related to the aforementioned acquisitions in 1996.

     Mail Processing EBITDA increased $0.4 million, or 5%, to
$8.9 million in the first quarter of 1997 as a result of leveraged operating costs and expenses. Mail-Processing operating income increased $0.1 million, or 1%, to $6.4 million in the first quarter of 1997.

     Corporate expenses (excluding depreciation and amortization) were constant at $3.3 million in the first quarter of 1997 as productivity improvements offset inflationary cost increases.

     Net interest expense increased $0.7 million, or 7%, to $11.7 million in the first quarter of 1997, primarily reflecting the increased debt resulting from the aforementioned 1996 acquisitions, which was partially offset by the impact of the repurchase in 1996 and 1997 of portions of the 10 3/4% Senior Subordinated Notes and the 11 1/2% Senior Discount Debentures, which were redeemed with proceeds from the Credit Agreement. Net interest income of Bell & Howell Financial Services Company, the Company's financing subsidiary, increased $0.1 million to $2.0 million in the first quarter of 1997, primarily due to continued growth in the lease receivables portfolio.

     Income tax expense increased in the first quarter of 1997 as a result of a higher level of pretax profit in the current year.

     The extraordinary losses of $0.9 million ($1.4 million pretax) in the first quarter of 1997 were comprised of the debt repurchase premium and write-off of unamortized debt issuance costs associated with the aforementioned repurchase of $15.6 million (accreted value) of the 11 1/2% Senior Discount Debentures and $0.6 million of the 10 3/4% Senior Subordinated Notes with proceeds from the Credit Agreement.

     Cash used by operations was $14.1 million in the first quarter of 1997 versus cash used by operations of $0.7 million in the first quarter of 1996. Although EBITDA increased by $3.8 million in the first quarter of 1997, the Company achieved a greater reduction in working capital in the prior year. The Company operates with a negative/minimal working capital level principally as a result of substantial customer prepayments for both annual service contracts in each of the business segments and prepaid subscriptions in the Information Access business segment.

     As a result of the cash used by operations (which reflects the seasonal nature of the Company's cash collections and disbursements), capital expenditures/acquisitions and continued interest accretion on the 11 1/2% Senior Discount Debentures, debt (net of cash and cash equivalents) increased by $30.9 million to $573.7 million in the first quarter of 1997.

Recently Issued Financial Accounting Standards

     Statement of Financial Accounting Standards No. 128, "Earnings per Share", was issued in February 1997. The standard establishes new methods for computing and presenting earnings per share ("EPS") and replaces the presentation of primary and fully-diluted EPS with basic and diluted EPS. The Company is required to adopt the new standard for periods ending after December 15, 1997, with earlier adoption not permitted. The new methods under this standard do not have a material impact on the Company's current earnings per share amounts.

Part II.  Other Information
---------------------------

Item 1.  Legal Proceedings.
------   -----------------

     The Company is involved in various legal proceedings incidental to its business. Management believes that the outcome of such proceedings will not have a material adverse effect upon the consolidated operations or financial condition of the Company.


Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------
  (a)  Exhibits:

       Index Number             Description
       ------------             -----------
         (11.1)                 Computation of Earnings
                                Per Common Share


         (27.1)                 Financial Data Schedule

  (b)  Reports on Form 8-K.

       No reports on Form 8-K were filed for the thirteen weeks ended March 29, 1997.

                            SIGNATURES
                            ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 1997                  BELL & HOWELL COMPANY





                                   /s/ James P. Roemer
                                   --------------------------
                                   James P. Roemer
                                   President, Chief Executive
                                   Officer and Director


                                   /s/Nils A. Johansson
                                   --------------------------
                                   Nils A. Johansson
                                   Executive Vice President,
                                   Chief Financial Officer
                                   and Director