Form 10-Q
period 1997-06-28
BELL & HOWELL CO
filed 1997-08-08
CIK 899596

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended                Commission file number
    June 28, 1997                           33-59994


                     BELL & HOWELL COMPANY
     (Exact Name of Registrant as Specified in its Charter)

          Delaware                         36-3875177
(State or Other Jurisdiction of        (I.R.S. Employer
 Incorporation or Organization)        Identification No.)

5215 Old Orchard Road, Skokie, Illinois          60077-1076
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

     The number of shares of the Registrant's Common Stock, $.001 par value, outstanding as of August 5, 1997 was 18,348,315.

                        TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                               PAGE
------   ---------------------                               ----

  Item 1.  Financial Statements

            Consolidated Statements of Operations for
             the Thirteen and Twenty-Six Weeks Ended
             June 29, 1996 and June 28,1997................     1

            Consolidated Balance Sheets - Assets at
             December 28, 1996 and June 28, 1997 ..........     2

            Consolidated Balance Sheets - Liabilities
             and Shareholders' Equity at December 28, 1996
             and June 28, 1997 ............................     3

            Consolidated Statements of Cash Flows
             for the Twenty-Six Weeks Ended
             June 29, 1996 and June 28,1997................     4

            Notes to the Consolidated Financial
             Statements ...................................     5

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations ....................................     7


PART II.  OTHER INFORMATION
-------   -----------------

  Item 1.  Legal Proceedings ..............................    13

  Item 6.  Exhibits and Reports on Form 8-K ...............    13


SIGNATURE PAGE ............................................    14

                              Bell & Howell Company and Subsidiaries
                              Consolidated Statements of Operations
                   (Dollars and shares in thousands, except per share data)
                                           (Unaudited)
                                            Thirteen Weeks               Twenty-Six Weeks
                                                 Ended                        Ended
                                         ---------------------       ---------------------
                                          June 29,     June 28,       June 29,     June 28,
                                           1996         1997           1996         1997
                                         --------     --------       --------     --------
Net sales                               $ 213,973    $ 218,150      $ 415,065     $418,168

Operating costs and expenses:
Cost of sales                             139,519      135,561        269,412      264,720
Research and development                    8,523       10,206         16,454       19,822
Selling and administrative                 48,426       52,429         97,529       98,509
                                         --------     --------       --------      -------
Total operating costs and expenses        196,468      198,196        383,395      383,051

Operating income                           17,505       19,954         31,670       35,117

Net interest expense:
Interest (income)                          (3,994)      (5,345)        (8,266)     (10,357)
Interest expense                           15,794       17,418         31,008       34,089
                                         --------     --------       --------     --------
Net interest expense                       11,800       12,073         22,742       23,732

Earnings before income taxes
 and extraordinary items                    5,705        7,881          8,928       11,385

Income tax expense                          2,361        3,271          3,731        4,725
                                         --------     --------       --------     --------
Earnings before extraordinary items         3,344        4,610          5,197        6,660
Extraordinary losses                       (2,585)         (67)        (2,585)        (972)
                                         --------     --------       --------     --------
Net earnings                            $     759        4,543      $   2,612    $   5,688
                                         ========     ========       ========     ========
Net earnings per common share:
 Primary:
  Earnings before extraordinary items   $    0.18    $    0.25      $    0.28    $    0.36
  Extraordinary losses                      (0.14)          --          (0.14)       (0.05)
                                         --------     --------       --------     --------
  Net earnings per common share         $    0.04    $    0.25      $    0.14    $    0.31
                                         ========     ========       ========     ========
 Fully Diluted:
  Earnings before extraordinary items   $    0.18    $    0.25      $    0.28    $    0.36
  Extraordinary losses                      (0.14)          --          (0.14)       (0.05)
                                          -------     --------       --------     --------
  Net earnings per common share         $    0.04    $    0.25      $    0.14    $    0.31
                                         ========     ========       ========     ========

Average number of common shares and
 equivalents outstanding:

  Primary                                  18,636       18,473         18,601       18,430
  Fully Diluted                            18,636       18,558         18,626       18,525

             The accompanying Notes to the Consolidated Financial statements are an integral part of these statements.

                            Bell & Howell Company and Subsidiaries
                                  Consolidated Balance Sheets
                                      (Dollars in thousands)


                                              Assets

                                                  December 28,      June 28,
                                                      1996           1997
                                                 ------------    ------------
                                                   (Audited)      (Unaudited)
Current assets:
Cash and cash equivalents                         $  15,500        $  14,183
Accounts receivable, less allowance for
 doubtful accounts of $5,294 and $5,391,
 respectively                                       186,862          164,158
Inventory                                           139,831          155,256
Other current assets                                 11,826           13,363
                                                   --------         --------
Total current assets                                354,019          346,960

Property, plant and equipment, at cost              363,015          379,755
Accumulated depreciation                           (207,287)        (229,193)
                                                   --------         --------
Net property, plant and equipment                   155,728          150,562
Long-term receivables                                54,707           52,083
Goodwill, net of accumulated amortization           189,868          190,835
Other assets                                         42,464           41,680
                                                   --------         --------
Total assets                                      $ 796,786        $ 782,120
                                                   ========         ========



            The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.


                          Bell & Howell Company and Subsidiaries
                                Consolidated Balance Sheets
                              (Dollars and shares in thousands)

                            Liabilities and Shareholders' Equity

                                                        December 28,     June 28,
                                                            1996          1997
                                                        ------------  -------------
                                                          (Audited)    (Unaudited)
Current liabilities:
Notes payable                                            $   8,397      $   5,821
Current maturities of long-term debt                         1,667          1,089
Accounts payable                                            93,135         61,593
Accrued expenses                                            78,308         62,374
Deferred income                                            171,698        146,148
Accrued income taxes                                         1,143             --
                                                          --------       --------
Total current liabilities                                  354,348        277,025

Long-term liabilities:
Long-term debt                                             548,281        605,185
Other liabilities                                           61,049         62,295
                                                          --------       --------
Total long-term liabilities                                609,330        667,480

Shareholders' equity:
Common Stock, $.001 par value, 18,359 shares
 issued and 18,309 shares outstanding at
 December 28, 1996, and 18,385 shares issued
 and 18,346 shares outstanding at
 June 28, 1997                                                 18              18
Capital surplus                                             1,402           1,713
Notes receivable from executives                           (1,444)         (1,359)
Retained earnings (deficit)                              (165,851)       (160,163)
Cumulative foreign exchange translation adjustments           616          (1,347)
Treasury stock                                             (1,633)         (1,247)
                                                         --------        --------
Total shareholders' equity (deficit)                     (166,892)       (162,385)

Commitments and contingencies                                  --              --
                                                         --------        --------
Total liabilities and shareholders' equity              $ 796,786       $ 782,120
                                                         ========        ========


               The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                            Bell & Howell Company and Subsidiaries
                            Consolidated Statements of Cash Flows
                                    (Dollars in thousands)
                                          (Unaudited)
                                                              Twenty-Six Weeks
                                                                    Ended
                                                        -----------------------------
                                                         June 29,           June 28,
                                                           1996               1997
                                                         --------           --------
Operating Activities:
Net earnings                                            $  2,612           $  5,688
Depreciation and amortization                             23,791             28,889
Debt accretion                                            12,252             11,434
Changes in operating assets and liabilities:
Accounts receivable                                       29,994             23,954
Inventory                                                (33,293)            (7,878)
Other current assets                                      (1,052)            (1,119)
Long-term receivables                                      8,457              2,624
Income taxes                                              (5,239)               847
Accounts payable                                          (4,625)           (33,027)
Accrued expenses                                          (5,193)           (16,730)
Deferred income and other long-term liabilities          (26,361)           (30,864)
Other, net                                                  (700)            (5,280)
                                                         -------            -------
Net cash provided (used) by operating activities             643            (21,462)

Investing activities:
Expenditures for property, plant and equipment           (20,384)           (17,184)
Acquisitions                                             (19,718)            (5,753)
                                                         -------            -------
Net cash used by investing activities                    (40,102)           (22,937)

Financing activities:
Proceeds from short-term debt                              9,224              3,831
Repayment of short-term debt                             (12,235)            (6,407)
Proceeds from long-term debt                             192,050             70,903
Repayment of long-term debt                             (146,602)           (25,679)
Proceeds from Common Stock, net                               25                806
                                                         -------            -------
Net cash provided by financing activities                 42,462             43,454

Effect of exchange rate changes on cash                     (125)              (372)
                                                         -------            -------
Increase (decrease) in cash and cash equivalents           2,878             (1,317)

Cash and cash equivalents, beginning of period             7,262             15,500
                                                         -------            -------
Cash and cash equivalents, end of period                $ 10,140           $ 14,183
                                                         =======            =======


               The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

              Bell & Howell Company and Subsidiaries

          Notes to the Consolidated Financial Statements

                      (Dollars in thousands)


Note 1 - Basis of Presentation

     Bell & Howell Company is a holding company, the primary assets of which are all of the issued and outstanding shares of capital stock of Bell & Howell Operating Company. Bell & Howell Company conducts business through Bell & Howell Operating Company and has no operations of its own.

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

     Inventory. The Company uses the last-in, first-out (LIFO) method of valuing the majority of its domestic inventory. Use of the LIFO method is predicated on a determination of inventory quantities and costs at the end of each fiscal year, and therefore interim determinations of LIFO inventory values and results of operations are by necessity based on management's estimates of expected year-end inventory quantities and costs. The excess of replacement cost over the LIFO values of inventory was $4,489 at December 28, 1996, and June 28, 1997.


Note 3 - Extraordinary Losses

     The extraordinary losses of $972 ($1,519 pretax) in first half 1997 were comprised of the debt repurchase premium and write-off of unamortized debt issuance costs associated with the repurchase of $15,598 (accreted value) of the 11 1/2% Senior Discount Debentures and $2,100 of the 10 3/4% Senior Subordinated Notes, which were redeemed with proceeds from the Bank Credit Agreement.

     The extraordinary losses of $2,585 ($4,039 pretax) in first half 1996 were comprised of the debt repurchase premium and write-off of unamortized debt issuance costs associated with the repurchase of $34,158 (accreted value) of the 11 1/2% Senior Discount Debentures and $17,920 of the 10 3/4% Senior Subordinated Notes, which were redeemed with proceeds from the Bank Credit Agreement.

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


Results of Operations
---------------------

First Half 1997 Compared to First Half 1996
--------------------------------------------------

     The Company's net sales increased $3.1 million, or 1%, to $418.2 million in first half 1997. The increase resulted from continued strong sales growth within Information Access (particularly for the transportation & vehicle and education & library markets), as well as the commercial portion of Mail Processing. This was partially offset by lower revenues in the postal contracting portion of the Mail Processing business due to shipments of significant one-time contracts to postal authorities in 1996.

     Information Access net sales increased $8.3 million, or 4%, to $226.8 million in first half 1997. Within the Information Access businesses, the Company provides access to information in select vertical markets including the transportation & vehicle and education & library markets, and also provides imaging solutions and components to financial institutions, governmental agencies and other paper intensive industries. Net sales to the transportation & vehicle market increased $5.7 million, or 12%, to $53.5 million due to increased sales of electronic parts catalogs and ancillary products to automotive dealerships, and continued strong sales of dealer management systems and electronic parts catalogs to powersports dealerships. In addition to increased new systems placements, the Company continued to experience strong sales of additional product applications and high contract renewal rates related to previously placed systems in automotive dealerships. Net sales to the education & library market increased $8.6 million, or 11%, to $89.6 million due to a growing electronic subscription base, which continued to reflect high renewal rates on existing products, new product placements, and the acquisition of DataTimes Corporation (in September 1996) which added complementary information content, technology and distribution to the Company's electronic product offerings. Sales of electronic content increased 36% over the prior year as customers increasingly demand electronic information solutions and its newer form of on-line delivery. Net sales of microfilm and paper products to the education & library market declined slightly versus the prior year as increased pricing was offset by lower unit volumes. Net sales in the Imaging Solutions and Components business decreased $6.0 million, or 7%, to $83.7 million as increased sales of production scanners and imaging software systems were more than offset by the impact of divesting certain low margin product lines sold in Canada and France. Excluding the impact of the divested product lines, Imaging Solutions and Components' net sales in first half 1997 would have increased by 3% over the prior year.

     Mail Processing net sales decreased $5.2 million, or 3%, to $191.4 million in first half 1997. Although order intake for commercial mail processing systems (which represents 94% of the sales in this segment) increased 18% in first half of 1997 reflecting strong market demand, sales increased 8% over the prior year resulting in a higher level of backlog. Sales of commercial sorting equipment (which represents 15% of commercial equipment sales) increased $5.8 million, or 62%, to $15.1 million as the U.S. Postal Service guidelines governing the operating requirements to qualify for certain financial incentives to properly address, bar code and presort mail have created a more favorable environment for customers to invest in advanced sorting technology. Service revenues (which are primarily annuity based and represent 43% of commercial Mail Processing sales) continue to increase, due to both an expanded customer base and increased pricing. Sales of customized mail automation equipment and contractual engineering services to governmental postal authorities decreased $19.0 million to $12.2 million in first half of 1997, primarily as a result of shipments of significant one-time contracts to the U.S. Postal Service in first half 1996.

     The Company's cost of sales decreased $4.7 million, or 2%, to $264.7 million in first half 1997, with the gross profit (net sales less cost of sales) percentage increasing by 1.6 percentage points to 36.7% in first half 1997 as compared to first half 1996. The higher gross profit percentage in 1997 resulted from a shift in sales mix (as the growth rate in higher gross profit percentage Information Access revenues exceeded the growth rate in lower gross profit percentage Mail Processing revenues), and additionally reflects both improved manufacturing productivity and increased pricing.

     Research and development expense increased $3.4 million, or 21%, to $19.8 million in first half of 1997 as compared to first half 1996 as the Company continued to increase its investment in new product offerings. Such increase primarily related to increased development costs for DataTimes, to develop a new technology platform for the powersports market and to develop enhanced versions of production scanners. The Company has continually positioned itself to take advantage of new product/technology opportunities (with an increased emphasis on software solutions and electronic products) in each of its businesses.

     Selling and administrative ("S&A") expense increased $1.0 million, or 1%, to $98.5 million in first half 1997 reflecting the Company's increased investment in sales and marketing resources as well as increased distribution costs associated with the higher sales volumes. The ratio of selling and administrative expense to net sales of 23.6% in first half 1997 increased by 0.1 percentage points versus the prior year as various expense leveraging initiatives were offset by the result of the aforementioned shift in sales mix (as the growth rate in higher S&A expense percentage Information Access revenues exceeded the growth rate in lower S&A expense percentage Mail Processing revenues).

     EBITDA (defined as operating income plus depreciation and amortization) increased $9.3 million, or 18%, to $62.6 million in first half 1997 resulting from the slightly higher sales level and leveraged operating costs and expenses. Operating income increased $3.4 million, or 11%, to $35.1 million in first half 1997.

     Information Access EBITDA increased $4.9 million, or 12%, to $47.5 million in first half 1997. This increase resulted from the higher sales volumes, an improved gross profit percentage reflecting a sales mix emphasizing the Company's more profitable products (i.e., a greater proportion of revenues related to software and publishing and a lower proportion of revenues related to the sale of hardware) which more than offset the dilutive impact of the acquisition of DataTimes, and increased research and development costs associated with new product offerings. Information Access operating income decreased $0.5 million, or 2%, to $24.6 million in first half 1997 as the EBITDA increase was offset by both higher depreciation cost on the Company's product capital investment and goodwill amortization related to the DataTimes acquisition.

     Mail Processing EBITDA increased $4.4 million, or 26%, to $21.6 million in first half 1997 as a result of the higher sales of commercial mail processing systems and leveraged operating costs and expenses. Mail Processing operating income increased $3.9 million, or 29%, to $17.3 million in first half 1997.

     Corporate expenses (excluding depreciation and amortization) were constant at $6.5 million in first half 1997 as productivity improvements offset inflationary cost increases.

     Net interest expense increased $1.0 million, or 4%, to $23.7 million in first half 1997, primarily reflecting the increased debt resulting from the DataTimes acquisition, which was partially offset by the impact of the repurchase in 1996 and 1997 of portions of the 11 1/2% Senior Discount Debentures and the 10 3/4% Senior Subordinated Notes, which were redeemed with proceeds from the Bank Credit Agreement. Net interest income of Bell & Howell Financial Services Company, the Company's financing subsidiary, increased $0.5 million to $3.9 million in first half 1997, primarily due to continued growth in the lease receivables portfolio.

     Income tax expense increased in first half 1997 as a result of a higher level of pretax profit in the current year.

     The extraordinary losses of $1.0 million ($1.5 million pretax) in first half 1997 were comprised of the debt repurchase premium and write-off of unamortized debt issuance costs associated with the repurchase of $15.6 million (accreted value) of the 11 1/2% Senior Discount Debentures and $2.1 million of the 10 3/4% Senior Subordinated Notes with proceeds from the Bank Credit Agreement. The extraordinary losses of $2.6 million ($4.0 million pretax) in first half 1996 were comprised of the debt repurchase premium and write-off of unamortized debt issuance costs associated with the repurchase of $34.2 million (accreted value) of the 11 1/2% Senior Discount Debentures and $17.9 million of the 10 3/4% Senior Subordinated Notes with proceeds from the Bank Credit Agreement.

     Cash used by operations was $21.5 million in first half 1997 versus cash provided by operations of $0.6 million in first half 1996. Although EBITDA increased by $9.3 million in first half 1997, the Company's working capital investment increased in the current year related to higher inventory levels to support sales growth and the timing of vendor disbursements. The Company operates with a reduced net working capital level principally as a result of substantial customer prepayments for annual service contracts in each of its business segments and prepaid subscriptions in the Information Access business segment.

     Debt (net of cash and cash equivalents) increased by $55.1 million to $597.9 million in first half 1997, as a result of the cash used by operations (which reflects the seasonal nature of the Company's cash collections and disbursements), capital expenditures/acquisitions and continued interest accretion on the 11 1/2% Senior Discount Debentures.

Recently Issued Financial Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." The standard establishes new methods for computing and presenting earnings per share ("EPS") and replaces the presentation of primary and fully-diluted EPS with basic and diluted EPS. The Company is required to adopt the new standard for periods ending after December 15, 1997. The new methods under this standard do not have a material impact on the Company's current earnings per share amounts.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company is required to adopt the new standard for periods ending after fiscal 1997.
This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The standard requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The standard is not expected to have a material impact on the Company's current presentation of income.

     In June 1997, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is required to adopt this new standard for periods ending after fiscal 1997. This statement establishes standards for the way companies are to report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company is currently evaluating the impact of this standard on its financial statements.

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


Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------
  (a)  Exhibits:

       Index Number             Description
       ------------             -----------
         (11.1)                 Computation of Earnings
                                Per Common Share


         (27.1)                 Financial Data Schedule

  (b)  Reports on Form 8-K.

       No reports on Form 8-K were filed for the thirteen weeks ended June 28, 1997.

                            SIGNATURES
                            ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 1997               BELL & HOWELL COMPANY




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