Form 10-Q
period 1997-09-27
BELL & HOWELL CO
filed 1997-11-12
CIK 899596

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended                Commission file number
 September 27, 1997                         33-59994


                     BELL & HOWELL COMPANY
     (Exact Name of Registrant as Specified in its Charter)

          Delaware                         36-3875177
(State or Other Jurisdiction of        (I.R.S. Employer
 Incorporation or Organization)        Identification No.)

5215 Old Orchard Road, Skokie, Illinois          60077-1076
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

     The number of shares of the Registrant's Common Stock, $.001 par value, outstanding as of November 7, 1997 was 23,408,387.

                        TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                               PAGE
------   ---------------------                               ----

  Item 1.  Financial Statements

            Consolidated Statements of Operations for
             the Thirteen and Thirty-Nine Weeks Ended
             September 28, 1996 and September 27, 1997 ......   1

            Consolidated Balance Sheets - Assets at
             December 28, 1996 and September 27, 1997 .......   2

            Consolidated Balance Sheets - Liabilities
             and Shareholders' Equity at December 28, 1996
             and September 27, 1997 .........................   3

            Consolidated Statements of Cash Flows
             for the Thirty-Nine Weeks Ended
             September 28, 1996 and September 27,1997 .......   4

            Notes to the Consolidated Financial
             Statements .....................................   5

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations ......................................   8


PART II.  OTHER INFORMATION
-------   -----------------

  Item 1.  Legal Proceedings ................................  14

  Item 6.  Exhibits and Reports on Form 8-K .................  14


SIGNATURE PAGE ..............................................  15

                              Bell & Howell Company and Subsidiaries
                              Consolidated Statements of Operations
                   (Dollars and shares in thousands, except per share data)
                                           (Unaudited)

                                            Thirteen Weeks             Thirty-Nine Weeks
                                                 Ended                       Ended
                                         ---------------------       ---------------------
                                         Sept. 28,    Sept. 27,      Sept. 28,    Sept. 27,
                                           1996         1997           1996         1997
                                         --------     --------       --------     --------
Net sales                               $ 218,840    $ 211,722      $ 633,905    $ 629,890

Operating costs and expenses:
Cost of sales                             140,995      127,817        410,407      392,537
Research and development                    9,492        9,344         25,946       29,166
Selling and administrative                 47,971       51,411        145,500      149,920
                                         --------     --------       --------      -------
Total operating costs and expenses        198,458      188,572        581,853      571,623

Operating income                           20,382       23,150         52,052       58,267

Net interest expense:
Interest (income)                          (5,410)      (5,526)       (13,676)     (15,883)
Interest expense                           15,832       17,605         46,840       51,694
                                         --------     --------       --------     --------
Net interest expense                       10,422       12,079         33,164       35,811

Earnings before income taxes
 and extraordinary items                    9,960       11,071         18,888       22,456

Income tax expense                          5,137        4,594          8,868        9,319
                                         --------     --------       --------     --------
Earnings before extraordinary items         4,823        6,477         10,020       13,137

Extraordinary losses                           --       (9,678)        (2,585)     (10,650)
                                         --------     --------       --------     --------
Net earnings (loss)                     $   4,823       (3,201)     $   7,435    $   2,487
                                         ========     ========       ========     ========

Net earnings (loss) per common share:
 Primary:
  Earnings before extraordinary items   $    0.26    $    0.34      $    0.54    $    0.71
  Extraordinary losses                         --        (0.51)         (0.14)       (0.58)
                                         --------     --------       --------     --------
  Net earnings (loss) per common share  $    0.26        (0.17)     $    0.40    $    0.13
                                         ========     ========       ========     ========
 Fully Diluted:
  Earnings before extraordinary items   $    0.26    $    0.34      $    0.54    $    0.70
  Extraordinary losses                         --        (0.51)         (0.14)       (0.57)
                                          -------     --------       --------     --------
  Net earnings (loss) per common share  $    0.26        (0.17)     $    0.40    $    0.13
                                         ========     ========       ========     ========

Average number of common shares and
 equivalents outstanding:

  Primary                                  18,545       18,908         18,584       18,585

  Fully Diluted                            18,571       18,951         18,591       18,700

             The accompanying Notes to the Consolidated Financial statements are an integral part of these statements.

                            Bell & Howell Company and Subsidiaries
                                  Consolidated Balance Sheets
                                      (Dollars in thousands)


                                              Assets

                                                  December 28,   September 27,
                                                      1996           1997
                                                 ------------    ------------
                                                   (Audited)      (Unaudited)
Current assets:
Cash and cash equivalents                         $  15,500        $   9,626
Accounts receivable, less allowance for
 doubtful accounts of $5,294 and $5,716,
 respectively                                       186,862          194,590
Inventory                                           139,831          166,540
Other current assets                                 11,826           10,658
                                                   --------         --------
Total current assets                                354,019          381,414

Property, plant and equipment, at cost              363,015          386,514
Accumulated depreciation                           (207,287)        (236,597)
                                                   --------         --------
Net property, plant and equipment                   155,728          149,917
Long-term receivables                                54,707           58,296
Goodwill, net of accumulated amortization           189,868          196,491
Other assets                                         42,464           38,301
                                                   --------         --------
Total assets                                      $ 796,786        $ 824,419
                                                   ========         ========

                The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                          Bell & Howell Company and Subsidiaries
                                Consolidated Balance Sheets
                              (Dollars and shares in thousands)

                            Liabilities and Shareholders' Equity

                                                        December 28,   September 27,
                                                            1996           1997
                                                        ------------  -------------
                                                          (Audited)    (Unaudited)
Current liabilities:
Notes payable                                            $   8,397      $   4,083
Current maturities of long-term debt                         1,667            970
Accounts payable                                            93,135         60,025
Accrued expenses                                            78,308         61,678
Deferred income                                            171,698        173,151
Accrued income taxes                                         1,143            148
                                                          --------       --------
Total current liabilities                                  354,348        300,055

Long-term liabilities:
Long-term debt                                             548,281        492,421
Other liabilities                                           61,049         61,318
                                                          --------       --------
Total long-term liabilities                                609,330        553,739

Shareholders' equity:
Common Stock, $.001 par value, 18,359 shares
 issued and 18,309 shares outstanding at
 December 28, 1996, and 23,419 shares issued
 and 23,408 shares outstanding at
 September 27, 1997                                            18              23
Capital surplus                                             1,402         138,508
Notes receivable from executives                           (1,444)         (1,733)
Retained earnings (deficit)                              (165,851)       (163,364)
Cumulative foreign exchange translation adjustments           616          (2,518)
Treasury stock                                             (1,633)           (291)
                                                         --------        --------
Total shareholders' equity (deficit)                     (166,892)        (29,375)

Commitments and contingencies                                  --              --
                                                         --------        --------
Total liabilities and shareholders' equity              $ 796,786       $ 824,419
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

                            Bell & Howell Company and Subsidiaries
                            Consolidated Statements of Cash Flows
                                          (Dollars in thousands)
                                                (Unaudited)

                                                              Thirty-Nine Weeks
                                                                    Ended
                                                        -----------------------------
                                                         Sept. 28,          Sept. 27,
                                                           1996               1997
                                                         --------           --------
Operating Activities:
Net earnings                                            $  7,435           $  2,487
Depreciation and amortization                             35,560             45,802
Debt accretion                                            17,928             17,185
Changes in operating assets and liabilities:
Accounts receivable                                        4,840             (8,277)
Inventory                                                (43,071)           (20,755)
Other current assets                                       1,675              1,625
Long-term receivables                                      6,006             (3,589)
Income taxes                                                (756)            (1,137)
Accounts payable                                            (981)           (34,307)
Accrued expenses                                          (3,507)           (17,194)
Deferred income and other long-term liabilities           (8,207)            (2,562)
Other, net                                                   (81)             2,930
                                                         -------            -------
Net cash provided (used) by operating activities          16,841            (17,792)

Investing activities:
Expenditures for property, plant and equipment           (30,440)           (24,791)
Acquisitions                                             (62,568)           (11,421)
                                                         -------            -------
Net cash used by investing activities                    (93,008)           (36,212)

Financing activities:
Proceeds from short-term debt                             11,409              5,144
Repayment of short-term debt                             (16,058)            (8,561)
Proceeds from long-term debt                             235,384             86,396
Repayment of long-term debt                             (155,359)          (173,315)
Proceeds from Common Stock, net                             (112)           138,846
                                                         -------            -------
Net cash provided by financing activities                 75,264             48,510

Effect of exchange rate changes on cash                       13               (380)
                                                         -------            -------
Increase (decrease) in cash and cash equivalents            (890)            (5,874)

Cash and cash equivalents, beginning of period             7,262             15,500
                                                         -------            -------
Cash and cash equivalents, end of period                $  6,372           $  9,626
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

     In the opinion of the Company's management, the consolidated financial statements include all adjustments necessary to present fairly the information required to be set forth therein, and such adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company's management believes, however, that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in Bell & Howell Company's annual report for the fiscal year ended December 28, 1996.


Note 2 - Significant Accounting Policies

     Net Earnings per Common Share. Net earnings per common share are determined by dividing net earnings by the weighted average number of common shares outstanding during the period.
If dilutive, stock options are included as common stock equivalents.

     Inventory. The Company uses the last-in, first-out (LIFO) method of valuing the majority of its domestic inventory. Use of the LIFO method is predicated on a determination of inventory quantities and costs at the end of each fiscal year, and therefore interim determinations of LIFO inventory values and results of operations are by necessity based on management's estimates of expected year-end inventory quantities and costs. The excess of replacement cost over the LIFO values of inventory was $4,489 at December 28, 1996, and September 27, 1997.

Note 3 - Public Equity Offering, New Credit Agreement,
         Debt Redemptions

     In September 1997, the Company completed a public offering of 5,026 shares of Common Stock (which were issued at a price of $28.625 per share) and entered into a New Credit Agreement which provides a revolving credit facility of $600,000. The net proceeds of the equity offering together with borrowings under the new credit facility were used to purchase $82,347 (accreted value) of the 11 1/2% Senior Discount Debentures pursuant to a tender offer, purchase $8,300 of the 9 1/4% Senior Notes, and repayment of all amounts due under the Company's former credit agreement.


Note 4 - Extraordinary Losses

     The extraordinary losses of $10,650 ($16,641 pretax) in the first nine months of 1997 were comprised of the debt repurchase premium and write-off of unamortized debt issuance costs associated with the repurchase of $97,945 (accreted value) of the 11 1/2% Senior Discount Debentures, $8,300 of the 9 1/4% Senior Notes and $2,100 of the 10 3/4% Senior Subordinated Notes.

     The extraordinary losses of $2,585 ($4,039 pretax) in the first nine months of 1996 were comprised of the debt repurchase premium and write-off of unamortized debt issuance costs associated with the repurchase of $34,158 (accreted value) of the 11 1/2% Senior Discount Debentures and $17,920 of the 10 3/4% Senior Subordinated Notes.


Note 5 - Foreign Postal Contracts

     The Company is a subcontractor to the same general contractor on two contracts to provide mail automation systems to foreign postal authorities. The scope and performance of these contracts and the Company's ability to be compensated for additional services are currently being negotiated, the resolution of which may adversely impact contract loss reserves recorded to date.

Note 6 - Liquidation and Dissolution of Holding Company Structure

     In October 1997, the stockholders of Bell & Howell Company (the "Holding Company") approved a plan (the "Plan") to simplify the corporate structure of the Holding Company and its subsidiaries (collectively the "Company"). Although the Plan includes the liquidation and dissolution of the Holding Company, it does not affect the business operations of the Company or the relative interests of the Holding Company stockholders.

    Essentially all of the Company's assets and operations are owned by and carried on through Bell & Howell Operating Company ("BHOC"), which is a wholly-owned subsidiary of the Holding Company. Upon completion of the Plan, each stockholder of the Holding Company will receive newly issued shares of BHOC Common Stock on a share-for-share basis (and the Holding Company Common Stock will be canceled), the BHOC Common Stock will replace Holding Company Common Stock on the New York Stock Exchange, all current officers and directors of the Holding Company will be elected to identical positions of BHOC and the name of BHOC will be changed to "Bell & Howell Company".

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


Results of Operations
---------------------

Nine Months Year-to-Date 1997 Compared to Nine Months
-----------------------------------------------------
Year-to-Date 1996
-----------------

     The Company's net sales decreased $4.0 million, or 1%, to $629.9 million in the first nine months of 1997 as continued strong sales growth within Information Access (particularly for the transportation & vehicle and education & library markets), as well as the high volume mailing portion of Mail Processing was more than offset by lower revenues in the postal contracting portion of Mail Processing due to shipments of significant one-time contracts to postal authorities in 1996.

     Information Access net sales increased $15.8 million, or 5%, to $347.9 million in the first nine months of 1997. Within the Information Access businesses, the Company provides access to information in select vertical markets including the transportation & vehicle and education & library markets, and also provides imaging solutions and components to financial institutions, governmental agencies and other paper intensive industries. Net sales to the transportation & vehicle market increased $10.2 million, or 14%, to $85.1 million due to increased sales of electronic parts catalogs and ancillary products to automotive dealerships, and continued strong sales of dealer management systems and electronic parts catalogs to powersports dealerships. In addition to increased new systems placements, the Company continued to experience strong sales of additional product applications and high contract renewal rates related to previously placed systems. Net sales to the education & library market increased $12.8 million, or 10%, to $135.8 million due to a growing electronic subscription base, which continued to reflect strong sales of ProQuest Direct (the Company's on-line electronic product offering), high renewal rates on existing products, and the acquisition of DataTimes Corporation (in September 1996) which added complementary information content, technology and distribution to the Company's electronic product offerings. Sales of electronic content increased 32% over the prior year as customers increasingly demand electronic information solutions and its newer form of on-line delivery. Net sales of microfilm and paper products to the education & library market declined slightly versus the prior year as increased pricing was offset by lower unit volumes. Net sales in the Imaging Solutions and Components business decreased $7.2 million, or 5%, to $127.0 million as increased sales of production scanners and imaging software systems were more than offset by the impact of divesting certain low margin product lines in Canada and France. Excluding the impact of the divested product lines, Imaging Solutions and Components' net sales in the first nine months of 1997 would have increased by 5% over the prior year.

     Mail Processing net sales decreased $19.8 million, or 7%, to $282.0 million in the first nine months of 1997. Excluding the impact of a stronger dollar in 1997, sales of high volume mailing systems increased $24.8 million, or 10%, to $263.4 million reflecting strong market demand for inserting and sorting systems. Sales of commercial sorting equipment (which represents 16% of high volume mailing systems sales) increased $4.1 million, or 22%, to $23.4 million as the U.S. Postal Service guidelines governing the operating requirements to qualify for certain financial incentives to properly address, bar code and presort mail have created a more favorable environment for customers to invest in advanced sorting technology. Service revenues (which are primarily annuity based and represent 45% of high volume mailing systems sales) continue to increase, due to both an expanded customer base and increased pricing. Sales of customized mail automation equipment and contractual engineering services to governmental postal authorities decreased $37.8 million to $18.6 million in the first nine months of 1997, primarily as a result of shipments of significant one-time contracts to postal authorities in the first nine months of 1996. In its government postal contracting business, the Company is a subcontractor to the same general contractor on two contracts to provide mail automation systems to foreign postal authorities. The scope and performance of these contracts and the Company's ability to be compensated for additional services are currently being negotiated, the resolution of which may adversely impact contract loss reserves recorded to date.

     The Company's cost of sales decreased $17.9 million, or 4%, to $392.5 million in the first nine months of 1997, with the gross profit (net sales less cost of sales) percentage increasing by 2.4 percentage points to 37.7%. The higher gross profit percentage in 1997 resulted from a shift in sales mix (as the growth rate in higher gross profit percentage Information Access revenues exceeded the growth rate in lower gross profit percentage Mail Processing revenues), and additionally reflects both improved manufacturing productivity and increased pricing.

     Research and development expense increased $3.2 million, or 12%, to $29.2 million in the first nine months of 1997 as the Company continued to increase its investment in new product offerings. Such increase primarily related to increased costs to develop new electronic products for the education & library market, to develop a new technology platform for the powersports market and to develop enhanced versions of production scanners. The Company has continually positioned itself to take advantage of new product/technology opportunities (with an increased emphasis on software solutions and electronic products) in each of its businesses.

     Selling and administrative ("S&A") expense increased $4.4 million, or 3%, to $149.9 million in the first nine months of 1997 reflecting the Company's increased investment in sales and marketing resources. The ratio of selling and administrative expense to net sales of 23.8% in the first nine months of 1997 increased by 0.8 percentage points versus the prior year as various expense leveraging initiatives were offset by the result of the aforementioned shift in sales mix (as the growth rate in higher S&A expense percentage Information Access revenues exceeded the growth rate in lower S&A expense percentage Mail Processing revenues).

     EBITDA (defined as operating income plus depreciation and amortization) increased $11.8 million, or 14%, to $96.8 million in the first nine months of 1997 resulting from the increased sales to the transportation & vehicle and education & library markets, as well as increased high volume mailing systems sales, and leveraged operating costs and expenses. Operating income increased $6.2 million, or 12%, to $58.3 million in the first nine months of 1997.

     Information Access EBITDA increased $10.2 million, or 16%, to $75.9 million in the first nine months of 1997. This increase resulted from the higher sales volumes, an improved gross profit percentage reflecting a sales mix emphasizing the Company's more profitable products (i.e., a greater proportion of revenues related to software and publishing and a lower proportion of revenues related to the sale of hardware) which more than offset increased research and development costs associated with new product offerings. Information Access operating income increased $5.0 million, or 13%, to $44.3 million in the first nine months of 1997.

     Mail Processing EBITDA increased $2.2 million, or 8%, to $31.0 million in the first nine months of 1997 as a result of the higher sales of high volume mailing systems and leveraged operating costs and expenses. Mail Processing operating income increased $1.7 million, or 7%, to $24.4 million in the first nine months of 1997.

     Corporate expenses (excluding depreciation and amortization) increased $0.6 million, or 6%, to $10.1 million in the first nine months of 1997 as productivity improvements were more than offset by inflationary/other cost increases.

     Net interest expense increased $2.6 million, or 8%, to $35.8 million in the first nine months of 1997, primarily reflecting the increased debt (resulting from acquisitions in 1996 and the increased inventory investment related to postal contracts), which was partially offset by the impact of the repurchases in 1996 and 1997 of portions of the 11 1/2% Senior Discount Debentures and the 10 3/4% Senior Subordinated Notes, which were redeemed with bank borrowings. Net interest income of Bell & Howell Financial Services Company, the Company's financing subsidiary, increased $1.1 million to $6.2 million in the first nine months of 1997, primarily due to continued growth in the lease receivables portfolio.

     In September 1997, the Company completed a public offering of 5.0 million shares of Common Stock (which were issued at a price of $28.625 per share) and entered into a New Credit Agreement which provides a revolving credit facility of $600.0 million. The net proceeds of the equity offering together with borrowings under the new credit facility were used to purchase $82.3 million (accreted value) of the 11 1/2% Senior Discount Debentures pursuant to a tender offer, purchase $8.3 million of the 9 1/4% Senior Notes, and repayment of all amounts due under
the Company's former credit agreement.   In the fourth quarter of
1997, the Company redeemed the remaining 11 1/2% Senior Discount Debentures ($130.9 million in accreted value at September 27, 1997), the remaining $71.7 million of the 9 1/4% Senior Notes, and the remaining $55.0 million of the 10 3/4% Senior Subordinated Notes.

     Income tax expense increased in the first nine months of 1997 as a result of a higher level of pretax profit in the current year.

     The extraordinary losses of $10.7 million ($16.6 million pretax) in the first nine months of 1997 were comprised of the debt repurchase premium and write-off of unamortized debt issuance costs associated with the repurchase of $97.9 million (accreted value) of the 11 1/2% Senior Discount Debentures, $8.3 million of the 9 1/4% Senior Notes, and $2.1 million of the 10 3/4% Senior Subordinated Notes. The extraordinary losses of $2.6 million ($4.0 million pretax) in the first nine months of 1996 were comprised of the debt repurchase premium and write-off of unamortized debt issuance costs associated with the repurchase of $34.2 million (accreted value) of the 11 1/2% Senior Discount Debentures and $17.9 million of the 10 3/4% Senior Subordinated Notes.

     Cash used by operations was $17.8 million in the first nine months of 1997 versus cash provided by operations of $16.8 million in the first nine months of 1996. Although EBITDA increased by $11.8 million in the first nine months of 1997, the Company's working capital investment increased in the current year related to the timing of receivable collections and vendor disbursements. The Company operates with a reduced net working capital level principally as a result of substantial customer prepayments for annual service contracts in each of its business segments and prepaid subscriptions in the Information Access business segment.

     Debt (net of cash and cash equivalents) decreased by $55.0 million to $487.8 million in the first nine months of 1997 as the proceeds from the public equity offering were partially offset by the cash used by operations (which reflects the seasonal nature of the Company's cash collections and disbursements), capital expenditures/acquisitions and continued interest accretion on the 11 1/2% Senior Discount Debentures.


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

Part II.  Other Information
-------   -----------------

Item 1.  Legal Proceedings.
------   -----------------

     The Company is involved in various legal proceedings incidental to its business. Management believes that except for the impact of the resolution of the issues associated with certain foreign postal contracts (referenced in Note 5 to the Consolidated Financial Statements), the outcome of such proceedings will not have a material adverse effect upon the consolidated operations or financial condition of the Company.

Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------
  (a)  Exhibits:

       Index Number             Description
       ------------             -----------

         (10.11)                Revolving Credit Agreement

         (11.1)                 Computation of Earnings
                                Per Common Share


          (27.1)                Financial Data Schedule



  (b)  Reports on Form 8-K.

       No reports on Form 8-K were filed for the thirteen weeks ended September 27, 1997.

                            SIGNATURES
                            ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 1997             BELL & HOWELL COMPANY





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